Form 10-K
period 2024-12-31
SL Investment Fund II LLC
filed 2025-03-07
CIK 2028686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 814-01366
SL Investment Fund II LLC
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or registration)	99-4692047 (I.R.S. Employer Identification No.)

1585 Broadway, New York, NY (Address of principal executive offices)	10036 (Zip Code)
1 212-761-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: Common Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 30, 2024, there was no established public market for the registrant’s common units.
The number of the registrant’s Common Units, outstanding at March 7, 2025 was 12,595,000.
Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

SL Investment Fund II LLC

SIGNATURES

EXPLANATORY NOTE
In this report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and the “Company” refer to SL Investment Fund II LLC, a Delaware limited liability company, together with its consolidated subsidiaries, where applicable;
•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries; For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the other MS BDCs, even during periods of financial distress;
•the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•the term “MS Private Credit” refers to the U.S. private credit strategies within the private credit platform of IM;
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “MS BDCs” refers to the Company and the other business development companies, or BDCs, managed by our Adviser;
•the term “Units” refers to our Common Units;
•the term “Preferred Units” refers to our preferred units, par value $0.001 per share, including our Series A Preferred Unit; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2024.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•uncertainty and changes in the general interest rate environment;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•the impact of interruptions in the supply chain on our portfolio companies;
•disruptions related to tariffs and other trade or sanctions issues;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with our Adviser and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•our ability to qualify and maintain our qualification as a BDC, and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Part I
Item 1. Business
We are a Delaware limited liability company formed on May 9, 2024 and structured as a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by the Adviser, an indirect wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investment. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate, or SOFR.
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and debt and equity securities, and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication, or due diligence fees, fees for providing managerial assistance and consulting fees.
The middle market loans in which we generally invest are typically not rated by any rating agency, but we believe that if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these rating agencies is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) utilizing the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) utilizing the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring, and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, including the current economic environment, and deal flow.
The Adviser
Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include MS Private Credit, European private credit and tactical credit.

Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $23.5 billion in committed capital1 as of February 1, 2025.
1. Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.
MS Private Credit’s primary areas of focus include:
•Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of February 1, 2025, Direct Lending managed approximately $20.5 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2025, Opportunistic Credit managed approximately $3.0 billion in committed capital.
Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and a member of our Board of Directors. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by experienced investment professionals, or the Investment Team, within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition to our executive officers and their support teams, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions– Institutional Securities Group, or ISG, Wealth Management, or WM, and IM. We are not a subsidiary of or consolidated with Morgan Stanley and Morgan Stanley does not guarantee any of our financial obligations.
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2024, IM managed approximately $1.7 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
Expense Support and Waiver
Our Adviser agreed to waive any reimbursement by us of offering and organizational expenses incurred by our Adviser on our behalf in excess of $1,000,000 or 0.10% of our aggregate Capital Commitments, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000,000 or 0.10% of our total Capital Commitments, our Adviser or its affiliates will bear the excess costs.
The Administrator
Our Administrator, an indirect, wholly-owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated September 12, 2024 between us and the Administrator (the “Administration Agreement”).
We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. See “—Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors).
Investments
As of December 31, 2024, we had investments in 42 portfolio companies across 17 industries. Based on fair value as of December 31, 2024, approximately 99.4% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2024, our weighted average total yield of investments in debt securities at amortized cost was 9.7%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024.
Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.
We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.
We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors.
Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling and pornography, and the avoidance of investments in such sectors is separate and apart from the ESG (as defined below) considerations described below. See “— Investment Process — Due Diligence & Structuring” below.
Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans), and to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective.
We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:
•EBITDA of $15 - $200 million;
•Defensible, leading market positions;
•Unique or specialized strategy or other meaningful barriers to entry;
•Low technology or market risks;
•Diversified product offering, customer and supplier base;
•Stable cash flows;

•Low capital expenditure requirements;
•General avoidance of what we believe to be cyclical industry sectors;
•Predominantly North American base of operations;
•Typical loan-to-value of up to 60%; and
•Experienced management teams with successful track records.
Key themes of our investment strategy include:
•Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;
•Performing thorough fundamental business and industry due diligence;
•Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•Structuring investments focused on providing us with security, covenant protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.
Market Opportunity
We believe the middle-market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 23% as of June 30, 2024.
•Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.
•Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $627 billion of middle-market loans with maturities between the first quarter of 2025 and the third quarter of 2030 that will likely require a refinancing event.
•Robust Private Equity Dry Powder: In addition, data from Preqin shows that global private equity managers currently have over $1.0 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle-Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to a series of structural and market factors. Although leveraged buyout activity has remained subdued in recent quarters, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.

•Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•Floating Rate: We believe that the Company is well positioned in the current elevated interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.
•Covenants: We believe that the middle market loans that we expect will comprise a meaningful portion of our debt investment portfolio often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.
•Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 100 - 250 basis points of incremental spread premium over broadly syndicated loans on average.
We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. Since 1995, middle-market loans have produced higher returns, lower default rates, and higher cumulative recovery rates which resulted in lower cumulative loss rates.
Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. In addition to the Adviser’s relationships with middle market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
Ability to Leverage Morgan Stanley’s Relationships and Network
Morgan Stanley has a substantial network of business relationships with individuals, companies, institutions and governments in the United States and around the world which we believe is a potential source of investment opportunities for us and differentiates us relative to other BDCs. Additionally, we believe that this network may potentially assist our portfolio companies through our efforts to make introductions and referrals to the investment banking and capital markets services of the Firm.
In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The investment teams consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. For additional information, see “Part I Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer, and member of the Board of Directors, has principal management responsibility for us and serves as Chair of the Investment Committee. Mr. Levin has over 23 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as Managing Director and Partner, a member of the management team of the Carlyle private credit platform and as President of certain BDCs managed by affiliates of The Carlyle Group, he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the MS Private Credit platform.
The Investment Committee members have an average of 25 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
In addition, the Investment Team has strong private equity sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.
Investment Process
Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments.
The Adviser’s investment process has five stages: Origination, Preliminary Screen, Due Diligence & Structuring, Investment Committee Approval & Closing and Portfolio Management, and it employs the same rigorous and disciplined investment process to all types of investments. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
Origination
We believe we benefit from the Adviser’s highly differentiated direct origination platform. The MS Private Credit origination platform is complemented by opportunities sourced by other Morgan Stanley divisions and businesses.
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. The Adviser seeks to capitalize on the significant number of lending opportunities with middle-market companies through relationships established by the Firm.
We believe the large volume of untapped potential lending opportunities and the scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
Preliminary Screen
An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.
If the members of the Investment Team conducting the initial review conclude that the investment opportunity meets our objectives, the Investment Team prepares a screening memo which is discussed with a subset of the Investment Committee at a Preliminary Screen meeting. At a Preliminary Screen meeting, the Investment Team presents an overview of the business, proposed capital structure, proposed terms (if applicable at this stage), key investment highlights and risks, and preliminary financial analysis. Opportunities that are approved at the Preliminary Screen meeting advance to the Due Diligence & Structuring phase.

Due Diligence & Structuring
All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.
Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:
•Financial analysis;
•Capital structure review;
•Covenant analysis;
•Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•Industry research;
•Customer calls;
•Industry expert calls;
•Management background checks;
•Consideration of environmental, social and governance (“ESG”) issues; and
•Negotiation of legal documentation.
The Investment Team reviews ESG considerations as part of its due diligence process, these considerations include but not limited to whether the borrower has formal ESG and compliance policies, types of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, nuclear energy) and hiring practices. As part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.
Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.
Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Mr. Levin, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.
Portfolio Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, private equity sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm’s global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, ESG review, internal risk ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.
As part of the monitoring process, our Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Investment Adviser’s Internal Risk Rating system:

Risk Rating 1	In the opinion of our Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Risk Rating 2	In the opinion of our Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

Risk Rating 3	In the opinion of our Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Risk Rating 4	In the opinion of our Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be changed over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for further details.
Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital markets volatility and economic uncertainty.
The Internal Risk Ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
These activities create potential conflicts in allocating investment opportunities among us and other Affiliated Investment Accounts. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other Affiliated Investment Accounts. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities. See “—Investments by Morgan Stanley and its Affiliated Investment Accounts.”
We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and other proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted us and our Adviser an exemptive order (as amended, the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts including the MS BDCs, and any other proprietary accounts of Morgan Stanley, as applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies. See “—Co-Investment Transactions.”
Investments by Morgan Stanley and Its Affiliated Investment Accounts
Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including without limitation, the MS BDCs, whose investment objectives overlap with us. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with us.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser expects to enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.
To seek to reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, the Adviser has implemented allocation policies and procedures. These policies and procedures are intended to give all applicable Affiliated Investment Accounts, including us, fair access to new private credit investment opportunities consistent with the requirements of organizational documents, investment strategies, applicable laws and regulations, the fiduciary duties of the Adviser, and to meet the conditions of the Order. The Order allows certain of the Affiliated Investment Accounts to participate in negotiated co-investment transactions, subject to the conditions set forth therein as described under “Co-Investment Transactions” below. Each Affiliated Investment Account and Syndication Partner that is subject to the Adviser’s allocation policies and procedures, including us, is assigned a portfolio manager by the Adviser. The portfolio managers review potential investment opportunities and will make an initial determination with respect to the allocation of each applicable opportunity taking into account various factors, including, but not limited to those described under “—Co-Investment Transactions.” The Adviser is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The allocation policies and procedures are subject to change. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of our portfolio company. Such investment could create a conflict between us, on the one hand, and Morgan Stanley or the Affiliated Investment Account, on the other hand. In such a situation, Morgan Stanley may also have a conflict in the allocation of its own resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit funds.
It should be noted that Morgan Stanley has, directly or indirectly, made large investments in certain of its Affiliated Investment Accounts, including the MS BDCs, and accordingly Morgan Stanley’s investment in us may not be a determining factor in the outcome of any of the foregoing conflicts. Nothing herein restricts or in any way limits the activities of Morgan Stanley, including its ability to buy or sell interests in, or provide financing to, equity and/or debt instruments, funds or portfolio companies, for its own accounts or for the accounts of Affiliated Investment Accounts or other investment funds or clients in accordance with applicable law.
To the extent consistent with applicable law and/or any exemptive relief applicable to us and/or the Adviser, in addition to such co-investments, the Company and Morgan Stanley or an Affiliated Investment Account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent we hold investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Morgan Stanley or an Affiliated Investment Account, the Adviser and Morgan Stanley may be presented with decisions when the interests of the two co-investors are in conflict. In circumstances where there is a portfolio company in which we have an equity or debt investment and in which Morgan Stanley or an Affiliated Investment Account has an equity or senior debt investment elsewhere in the portfolio company’s capital structure, Morgan Stanley may have conflicting loyalties between its duties to its stockholders, the Affiliated Investment Account, us, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for Morgan Stanley or such Affiliated Investment Account that are adverse to us, or actions may or may not be taken by us due to Morgan Stanley’s or such Affiliated Investment Account’s investment, which action or failure to act may be adverse to us. In addition, it is possible that in a bankruptcy proceeding, our interest may be subordinated or otherwise adversely affected by virtue of Morgan Stanley’s or such Affiliated Investment Account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring, raise conflicts of interest. If a portfolio company becomes troubled, we might arguably be best served by a liquidation that would result in its debt being paid, but leave nothing for Morgan Stanley or such Affiliated Investment Accounts. In those circumstances where we and Morgan Stanley or such Affiliated Investment Accounts hold investments in different classes of a company’s debt or equity, Morgan Stanley may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between us and Morgan Stanley or such Affiliated Investment Accounts, including causing us to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking an action designed to reduce adversity. A similar standard generally will apply if Morgan Stanley or such Affiliated Investment Accounts make an investment in a company or asset in which we hold an investment in a different class of such company’s debt or equity securities or such asset.
Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “ Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”
Co-Investment Transactions
Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and other board-established criteria and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.
Investment opportunities for all other Affiliated Investment Accounts not advised by our Adviser, which may include proprietary accounts of Morgan Stanley, are allocated in accordance with their respective investment advisers’ and Morgan Stanley’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley.
With respect to co-investment transactions conducted under the Order, initial internal allocations among us and certain other Affiliated Investment Accounts , which may include proprietary accounts of Morgan Stanley, or the Internal Order, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. If we invest in a transaction under the Order and, immediately before the submission of the order for us and the other participating Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, the opportunity is oversubscribed, it will generally be allocated on a pro rata basis based on Internal Order’s size. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions described in the Order. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.
All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among us and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley.
Competition
Our primary competitors in providing financing to middle-market companies include public and private investment funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of collateralized loan obligations (“CLOs”) and other structured loan funds, and to a lesser extent, commercial and investment banks. Some of our potential competitors may be more experienced and may have more resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.
Among other factors, the returns on investments available in the marketplace are a function of the supply of investment opportunities and the amount of capital investing in such opportunities. Strong competition for investments, including from new competitors, could result in fewer investment opportunities and less favorable pricing for us, as our competitors target the same or similar investments that we intend to purchase. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”
Implications of Being an Emerging Growth Company
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of an Exchange Listing (as defined below) occurs;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd-Frank Act”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Private Offering of Units
Our initial private offering of Units was conducted in reliance on Regulation D and Regulation S under the Securities Act. Each investor in our initial private offering was required to be an “accredited investor” as defined in Regulation D of the Securities Act or a “non-U.S. person” pursuant Regulation S and otherwise satisfy the criteria of Regulation D and/or Regulation S, as applicable. The criteria required of Regulation D and/or Regulation S under the Securities Act may not apply to investors in subsequent offerings.
We have entered into and expect to enter into separate Subscription Agreements with a number of investors for this private offering. Each investor will make a capital commitment to purchase Units pursuant to a Subscription Agreement. Investors will be required to make capital contributions to purchase Units each time we deliver a drawdown notice, which will be delivered at least five business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-unit price as determined by our board of directors (“Board of Directors”) (including any committee thereof), which price will be determined prior to the issuance of such Units and in accordance with the limitations under Section 23 of the 1940 Act. Our Board of Directors may set the per-unit price above the net asset value per Unit based on a variety of factors, including the total amount of our organizational and other expenses.
Investors who purchase Units in the private offering will not be permitted to sell, assign, transfer or otherwise dispose of its Units or Capital Commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law.
The initial closing of our private offering of Units occurred on September 13, 2024 (the “Initial Closing”). In the Initial Closing, we received aggregate capital commitments to purchase Units of approximately $744.0 million. On September 20, 2024, we also sold 515 of our 12.0% Series A Cumulative Preferred Units (the “Series A Preferred Units”) for $3,000 per unit.
Prior to such Initial Closing and as of October 1, 2024, certain senior investment professionals of the Adviser have purchased 95,000 Units for an aggregate purchase price of $1.9 million (the “Seed Capital Closing”).
We may, in our sole discretion, accept additional Capital Commitments in subsequent closings of the private offering (each a “Subsequent Closing”) up to eighteen months after the Initial Closing (the “Final Closing Deadline”); provided, that we may, in our sole discretion, hold a Subsequent Closing to permit an investor to make a capital commitment within ninety calendar days after the Final Closing Deadline if the Adviser determines in good faith that such investor was substantially engaged in the investment process as of the Final Closing Deadline. We reserve the right to conduct additional offerings of securities in the future in addition to this private offering.
Each investor in the Initial Closing and each Subsequent Closing will be required to make purchases of Units (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of the Units will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings, including the Seed Capital Closings. Catch-up Purchases will be made at a per-unit price as determined by our Board of Directors (including any committee thereof), which price will be determined prior to the issuance of such Units and in accordance with the limitations under Section 23 of the 1940 Act. In order to more fairly allocate organizational expenses among all of our unitholders, investors subscribing in the Initial Closing or any Subsequent Closing will be required to pay a price per share above net asset value reflecting a variety of factors, including, without limitation, the total amount of our organizational and other expenses.
In addition to all legal remedies available to us, failure by an investor to purchase additional Units when requested will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the Subscription Agreement.
Defaulting investors may also forfeit their right to participate in purchasing additional Units on any future drawdown date or otherwise participate in any future investments in our Units.
As part of certain credit facilities, the right to make capital calls of unitholders may be pledged as collateral to a lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, unitholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.
Investment Period and Term
We may draw down Capital Commitments to make investments at any time during the period from the Initial Closing through the third anniversary of the Initial Closing, subject to extension for up to two additional one-year periods at the Adviser’s discretion (the “Investment Period”). After the end of the Investment Period, we may draw down Capital Commitments to the extent necessary to: (a) pay and/or establish reserves for actual or anticipated expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations, any indemnity obligations and any other liabilities, contingent or otherwise, whether incurred before or after the end of the Investment Period, (b) complete investments or obligations (including guarantees) that are in process or under active consideration as of the end of the Investment Period (including delayed draw and revolver commitments, future funding obligations and other investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investment), (d) maintain or protect the value of, or cover expenses relating to, any investment (including in connection with a buy/sell event), (e) fund amounts in connection with a workout, restructuring or recapitalization of any investment or a similar transaction, including pursuant to the exercise of any voting, approval or consent rights and other rights relating to any opportunity to reinvest, roll, exchange or otherwise participate in any repricing, amendment, amend and extend transaction, refinancing, exchange offer or other similar transaction available to us following the end of the Investment Period and/or (f) for us to comply with applicable laws and regulations, including the 1940 Act, the Code, and if applicable, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). For the avoidance of doubt, the termination of the Investment Period does not signify the commencement of our wind down or result in any obligation of us to return investors’ capital.
We reserve the right to conduct new or additional offerings of securities in the future.

We may pursue a “Liquidity Event,” which is defined as the sale of all or substantially all of our assets to, or other liquidity event with, another entity or a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of units in each case for consideration of either cash and/or publicly listed securities of the acquirer, in each case subject to any unitholder approvals and any applicable requirements of the 1940 Act. We do not intend to target a quotation or listing of its Units on a national securities exchange, including an initial public offering.
Our term will continue until the fourth anniversary of the expiration of the Investment Period, including any extensions to the Investment Period exercised at the Adviser’s discretion (the “Term”). If we have not consummated a Liquidity Event by the end of the Term, the Board of Directors, to the extent consistent with its fiduciary duties, will use its commercially reasonable efforts to wind down or liquidate and dissolve, although we may enter into a Liquidity Event after the end of the Term.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our unitholders. We anticipate generating cash from the issuance of Units and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024, our asset coverage ratio was 660.0%.
While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See Note 6. “Debt” in the notes to the accompanying consolidated financial statements.
Investment Advisory Agreement
We entered into an Investment Advisory Agreement dated September 12, 2024 with our Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).
Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a base management fee for investment advisory and management services. As a part of the Investment Advisory Agreement, we agreed to reimburse the Adviser for certain expenses it incurs on our behalf. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or our unitholders, including, in each case, a majority of the Independent Directors.
Base Management Fee
The base management fee is calculated at an annual rate of 0.25% of our average Capital Under Management (as defined below), at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, Capital Under Management as of such quarter-end). Capital Under Management does not include capital acquired through the use of leverage. Our Adviser does not receive any fees on unused capital commitments. The management fee for any partial quarter is appropriately prorated.
“Capital Under Management” means cumulative capital called, less cumulative distributions categorized as returned capital. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and returned capital does not include distributions of our investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to the Company’s common unitholders.
Our Adviser will not receive any fees on unused capital commitments. The management fee for any partial quarter will be appropriately prorated.
Administration Agreement
We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act of 2002, of the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors.

Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and reviews the methodology employed in determining how the expenses are allocated among us and the other MS BDCs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator's services under the Administration Agreement or otherwise as an administrator for us, subject to the provisions of the 1940 Act and, if applicable, ERISA.
In addition, pursuant to a sub-administration agreement, our Administrator has engaged State Street Bank and Company (or “State Street”) to act on behalf of our Administrator in the performance of certain other administrative services for us. We have also engaged State Street directly to serve as our custodian and as our Units transfer agent, distribution paying agent and registrar.
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this report and other reports and documents we file with the SEC.
Risks Relating to Our Business and Structure
•We have a limited operating history.
•Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
•We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•We depend upon our Adviser, and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.
•The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
•We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
•The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•There are significant potential conflicts of interest that could affect our investment returns.
•The assets of the Company could be considered to be “plan assets” for purposes of ERISA.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Units are illiquid investments for which there is not a secondary market.
•We operate in a highly competitive market for investment opportunities.
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expense.
•We are subject to risks associated with our Credit Facility.
• Investors in our Units may fail to fund their capital commitments when due.
•Failure to qualify as a BDC would decrease our operating flexibility.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee (as defined below) and, as a result, there may be uncertainty as to the value of our portfolio investments.

•We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer and our portfolio may be concentrated in a limited number of industries.
Risks Relating to Our Investments
•Limitations of investment due diligence expose us to investment risk.
•Our debt investments may be risky and we could lose all or part of our investments.
•Defaults by our portfolio companies will harm our operating results.
•We may experience fluctuations in our quarterly operating results.
•Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Covenant-lite loans may expose us to different risks.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•Our investments in portfolio companies may expose us to environmental risks.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
Risks Relating to Our Common Units and Preferred Units
•Investing in our Units may involve an above average degree of risk.
•There is no public market for our Units or Series A Preferred Units, and we do not expect there to be a market for our Units or preferred units.
•There are restrictions on the ability of holders of our Units and preferred units to transfer units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Units and in our Series A Preferred Units and the price at which holders may be able to sell the Units.
•There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
•The net asset value of our Units may fluctuate significantly.
•Our unitholders may experience dilution in their ownership percentage.
•If we fail to pay distributions on our Series A Preferred Units for two years, the holders of our Series A Preferred Units will be entitled to elect a majority of our directors
General Risk Factors
•We are operating in a period of capital markets volatility and economic uncertainty.
•New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our Units and our ability to pay distributions.
•Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.

Regulation
We have elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although we do not currently intend to list our Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its equity holders. We intend to elect to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a)Is organized under the laws of, and has its principal place of business in, the United States;
b)Is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)Satisfies either of the following:
i)Does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
ii)Is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
2)Securities of any eligible portfolio company which we control.
3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. We primarily make investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we may consider using various temporary investment strategies for our business, including taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may draw down our credit facilities, as deemed appropriate, and repay such borrowings subsequent to quarter end. We may also purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end.
Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance.

Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On August 12, 2024, our unitholders unanimously approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of August 12, 2024. As a result of the unitholders’ approval, effective August 12, 2024, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. Under the 1940 Act, any preferred units we issue, including the Series A Preferred Units, will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly-owned, consolidated subsidiaries.
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The code of ethics for each of the Adviser and the Company are available on the SEC’s website at www.sec.gov and you may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures are reviewed periodically by our Adviser and, our Independent Directors, and, accordingly, are subject to change.
An investment adviser registered under the Investment Advisers Act of 1940, as amended, or the Advisers Act, has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we and the Adviser recognize that the Adviser must vote our securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our unitholders.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Adviser votes proxies relating to our portfolio securities in what it believes to be the best interest of our unitholders. To ensure that our vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge, upon request. Unitholders may obtain information regarding how the Adviser voted proxies by making a written request for proxy voting information to: SL Investment Fund II LLC c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.

Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in us, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.
We and the Adviser each recognize the importance of maintaining the privacy of any nonpublic personal information received with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in us.
We and the Adviser each treat all of the nonpublic personal information we receive with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in us and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor’s nonpublic personal information.
The Adviser does not disclose any nonpublic personal information about any investor to any third parties, other than the Adviser’s agents, representatives and/or affiliates, or as permitted or required by law. Among other things, the law permits the Adviser to disclose such information for purposes of making investments on our behalf, complying with anti-money laundering laws, preparing tax returns and reports for each investor and determining whether each investor meets the regulatory requirements for investing in us.
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly-owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).
We will be periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC and pursuant to the restrictions of ERISA (if applicable), we are prohibited from protecting any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office or by reason of a breach of fiduciary duties under ERISA, if applicable.
We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering such policies and procedures.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:
•Pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•Pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•Pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes-Oxley Act; and
•Pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act in the future.

Bank Holding Company Act
As a bank holding company (“BHC”) that has elected Financial Holding Company (“FHC”) status under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve”). Since the Adviser is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Adviser as an affiliate of Morgan Stanley and controlled by Morgan Stanley. As a result, the Adviser is subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations. These regulations are subject to change, including with respect to possible limitations on the Adviser’s day-to-day control over the activities of portfolio companies. Such limitations may affect the Adviser’s decision to make investments and manage our investments. In addition, there may be limitations on the ability of the Adviser and companies in which the Adviser invests to engage in borrowing and other credit and similar transactions with depository institution affiliates of Morgan Stanley. We believe these limitations will not materially adversely affect the investment program or operations of the Adviser.
The BHCA generally prohibits BHCs, such as Morgan Stanley, and its subsidiaries from acquiring more than de minimis equity interests in non-financial companies unless certain exemptions apply. Further, under the BHCA, eligible FHCs and their subsidiaries have authority to engage in a broader range of investments and activities than BHCs that are not FHCs. Accordingly, although not currently contemplated, in the event that entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities and it is determined that we are considered a subsidiary of an FHC, we may hold certain investments in reliance on the BHCA’s authority for activities that are “financial in nature.” Pursuant to this authority, we may invest in loans and debt securities and, subject to certain conditions, in equity securities. Among the conditions under which we may hold equity securities are those applicable to “merchant banking” activities. Pursuant to the BHCA, we could be required to dispose of investments made in reliance on merchant banking authority within ten years of their acquisition or, alternatively, to obtain the Federal Reserve’s approval for an extension of this holding period limit. We do not currently anticipate that any investment will be held for ten years. If we were to rely on merchant banking authority and we were to apply for an extension, there is no guarantee that an extension would be obtained. Further, Morgan Stanley may choose not to seek an extension if it may lead to certain adverse consequences for Morgan Stanley.
A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of Dodd-Frank could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley and the Adviser, any limited divestiture should not directly involve the Adviser.
Dodd-Frank and Volcker Rule Disclosure
Section 619 of Dodd-Frank, commonly known as the “Volcker Rule,” and regulations to implement the Volcker Rule issued by the U.S. federal financial regulators in December 2013 referred to as the Implementing Regulations, generally restrict any “banking entity” (which includes Morgan Stanley and most affiliates of Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand. The term “covered fund” includes, among others, hedge funds and private-equity funds that are privately offered in the United States and that rely on Sections 3(c)(1) or 3(c)(7) of the 1940 Act to avoid being treated as “investment companies” under the 1940 Act.
The Volcker Rule and the Implementing Regulations impose a number of restrictions on Morgan Stanley and its affiliates that affect us and the Adviser. As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its subsidiaries’ investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Generally, we will be deemed to be controlled for these purposes in the event that entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. Although not currently contemplated, to the extent that we are deemed a banking entity under the Volcker Rule and the Implementing Regulations, our operations may be restricted, although, given the anticipated nature of the investments we make and intend to make, we do not anticipate that these restrictions, if they were to apply, would impose material limitations on our operations, but can provide no assurances that they would not. Furthermore, we can offer no assurances that the rules and regulations enacted under the Volcker Rule, the BHCA and other statutes will not change in the future in a manner that would limit our operations and investments.
It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitation on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission, or the CFTC regulations. The Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us on February 25, 2022 (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 24, 2025.
Reporting Obligations and Available Information
We furnish our unitholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
The SEC also maintains a website that contains annual reports, quarterly reports, current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, which can be accessed at www.sec.gov.
ERISA
The Company does not intend to limit the sale and transfer of its Units to benefit plan investors, and therefore the underlying assets of the Company may from time to time be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. In any such case, ERISA may impose certain limitations on the operation of the Company and the Adviser may be a fiduciary with regard to investors subject to ERISA. These limitations under ERISA and Section 4975 of the Code could restrict the ability of the Company to make otherwise desirable investments. We require certain representations or assurances from investors subject to ERISA or Section 4975 of the Code to determine compliance with ERISA.
Certain Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Units. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including unitholders subject to the alternative minimum tax (the “AMT”), tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our Units as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
A “U.S. unitholder” is a beneficial owner of our Units that is for U.S. federal income tax purposes:
•A citizen or individual resident of the United States;
•A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•A trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.
A “non-U.S. unitholder” is a beneficial owner of our Units that is not a U.S. unitholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Units, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold Units should consult its tax advisors with respect to the purchase, ownership and disposition of Units.
Tax matters are very complicated and the tax consequences to an investor of an investment in our Units will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.
Election to Be Taxed as a RIC
We intend to elect to be treated and to qualify annually thereafter as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our unitholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income”, or ICTI, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our unitholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
Taxation as a RIC
If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our ICTI and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to unitholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our unitholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•Qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•Diversify our holdings so that at the end of each quarter of the taxable year:
• At least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
• No more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships(the “Diversification Tests”).
We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the Excise Tax Avoidance Requirement. If we do not meet the required distributions under the Excise Tax Avoidance Requirement, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its unitholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but it may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our unitholders even if such taxable income is greater than the net income we actually earn during those taxable years.
Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our ICTI for the taxable year of accrual, we may be required to make a distribution to our unitholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat distributions that would otherwise constitute qualified dividend income as non-qualified distribution income, (2) treat distributions that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant or security.
A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.
Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Unitholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our unitholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
There may be uncertainty as to the appropriate treatment of certain of our investments for U.S. federal income tax purposes. In particular, we may invest a portion of our net assets in below investment grade instruments. U.S. federal income tax rules with respect to such instruments are not entirely clear about issues such as if an instrument is treated as debt or equity, whether and to what extent we should recognize interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, in order to seek to ensure that we distribute sufficient income to qualify, and maintain our qualification as, a RIC and to ensure that we do not become subject to U.S. federal income or excise tax.
Income received by us from sources outside the United States may be subject to withholding and other taxes imposed by such countries, thereby reducing income available to us. Tax conventions between certain countries and the United States may reduce or eliminate such taxes. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that we will be successful in this regard.
We may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies (“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general, under the PFIC rules, an “excess distribution” received with respect to PFIC stock is treated as having been realized ratably over the period during which we held the PFIC stock. We will be subject to tax on the portion, if any, of the excess distribution that is allocated to our holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though we distribute the corresponding income to unitholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.
We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.
Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject us to tax on certain income from PFIC stock, the amount that must be distributed to unitholders, and which will be taxed to unitholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to unitholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to unitholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each unitholder’s basis in units.
Certain distributions reported by us as section 163(j) interest dividends may be treated as interest income by unitholders for purposes of the tax rules applicable to interest expense limitations under Code section 163(j). Such treatment by the unitholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
Should failure occur, all our taxable income would be subject to tax at regular corporate rates, and we would not be able to deduct our distributions to unitholders. Additionally, we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our unitholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate unitholders would be eligible to claim a dividends received deduction with respect to such distributions and non-corporate unitholders would generally be able to treat such distributions as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the unitholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.
Staffing
We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer.
Item 1A. Risk Factors
Investing in our Units involves a number of significant risks. Before you invest in our Units, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Risks Relating to Our Business and Structure
We have a limited operating history.
We were formed on May 9, 2024 and commenced investment activities in portfolio securities in June 2024. We have a limited operating history as a BDC. As a result, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a base management fee to our Adviser throughout this interim period irrespective of our performance. If the base management fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to certain of the other investment vehicles advised by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
We may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or additional series of any preferred units to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred units and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
We depend upon our Adviser, and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Investment Committee or of other senior investment professionals of the Adviser and its affiliates could limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows.
We depend on the diligence, skill and network of business contacts of the professionals available to our Administrator to carry out the administrative functions necessary for us to operate, including the ability to select and engage sub-administrators and third-party service providers. We can offer no assurance, however, that the professionals of the Administrator will continue to provide administrative services to us. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available to the Administrator throughout the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon the Adviser’s and its affiliates relationships with private equity sponsors, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Adviser and its affiliates currently serve as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the other MS BDCs, and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also advised by the Adviser or its affiliates for the same investors and investment opportunities.

We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we co-invest in portfolio investments with other Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if any. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our financial condition and results of operations depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including the MS BDCs, which are advised by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact our investments.
Investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, we can offer no assurance that the Adviser will have knowledge of all circumstances that may adversely affect a portfolio investment, and the Adviser may make portfolio investments which it would not have made if more extensive due diligence had been undertaken. In addition, the Adviser may rely upon independent consultants and advisors in connection with its evaluation of proposed investments, and we can offer no assurance as to the accuracy or completeness of the information provided by such independent consultants and advisors or to the Adviser’s right of recourse against them in the event errors or omissions do occur.
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our Adviser and Administrator’s affiliation with, and the Investment Committee members’ employment by, Morgan Stanley, there may be times when the Adviser, the Administrator or such persons have interests that differ from those of our unitholders, giving rise to a conflict of interest. As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities, including financial advisory services, investment management activities, lending, commercial banking, sponsoring and managing private investment funds, engaging in broker-dealer transactions and principal securities, commodities and foreign exchange transactions, research publication and other activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders, Investors should be aware that potential and actual conflicts of interest between Morgan Stanley or any Affiliated Investment Account, on the one hand, and us, on the other hand, may exist and others may arise in connection with our operation. Morgan Stanley’s employees may also have interests separate from those of Morgan Stanley and us. There is no assurance that conflicts of interest will be resolved in favor of the Company’s unitholders, and, in fact, they may not be.
Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the

Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our unitholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. The Adviser and/or one or more of its affiliates may enter into one or more contractual arrangements with third parties (“Syndication Partners”) including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of one of our portfolio companies. Such investment could create conflicts of interest among the Company, Morgan Stanley and/or the Affiliated Investment Account. Morgan Stanley may also have conflicts of interest in the allocation of Morgan Stanley resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit sponsoring funds.
We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, our Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If our Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.
In the course of our investing activities, we pay a management fee to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in our Units will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our unitholders, giving rise to a conflict.
The Investment Committee, the Adviser or its affiliates may, from time to time, possess material non-public information, or may not have access to certain information held by Morgan Stanley, each of which would limit our investment discretion.
Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us. The Adviser and/or Morgan Stanley may also from time to time be subject to contractual “stand-still” obligations and/or confidentiality obligations that may restrict the Adviser’s ability to trade in or make certain investments on behalf of the Company. In addition, Morgan Stanley may be precluded from disclosing such information to the Investment Team, even in circumstances in which the information would benefit the Company if disclosed. Therefore, the Adviser may not be provided access to material nonpublic information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment that, if such information had been known to it, may not have been undertaken.
In addition, certain members of the Investment Team and of the Investment Committee may be recused from certain investment-related discussions, including investment committee meetings, so that such members do not receive information that would limit their ability to perform functions of their employment with Morgan Stanley unrelated to the Company. Furthermore, access to certain parts of Morgan Stanley may be subject to third party confidentiality obligations and to information barriers established by Morgan Stanley in order to manage potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. Accordingly, the Company’s ability to source investments from other business units within Morgan Stanley may be limited and there can be no assurance that the Company will be able to source any investments from any one or more parts of the Morgan Stanley network.
The assets of the Company are considered to be “plan assets” for purposes of ERISA.
We do not intend to limit investment by employee benefit plans or other investors that may be subject to ERISA or Section 4975 of the Code. Consequently, prior to the Units being considered a “publicly-offered security” for purposes of ERISA, the Company will be deemed to hold “plan assets” subject to ERISA and Section 4975 of the Code. Because a portion of the Company’s assets are deemed to be “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Company may be restricted from making certain otherwise desirable investments or entering into otherwise desirable transactions. In particular, because of the broad, global nature of Morgan Stanley’s business and the potential conflicts raised by those activities, it is possible that there could be numerous transactions that the Company is not permitted to participate in under ERISA and/or Section 4975 of the Code. However, if the Units qualify as a “publicly-offered security” under ERISA, or the Company establishes that “benefit plan investors” (as defined under ERISA) in the aggregate hold less than 25% of the total value of each class of equity interest in the entity, the Company’s assets would not be considered to be plan assets.
The assets of the Company could be considered to be “plan assets” for purposes of ERISA.
We do not intend to limit investment by employee benefit plans or other investors that may be subject to ERISA or Section 4975 of the Code. Consequently, prior to the Units being considered a “publicly-offered security” for purposes of ERISA, the Company may be deemed to hold “plan assets” subject to ERISA and Section 4975 of the Code. If any portion of the Company’s assets are deemed to be “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Company may be restricted from making certain otherwise desirable investments or entering into otherwise desirable transactions. In particular, because of the broad, global nature of Morgan Stanley’s business and the potential conflicts raised by those activities, it is possible that there could be numerous transactions that the Company is not permitted to participate in under ERISA and/or Section 4975 of the Code. However, if the Units qualify as a “publicly-offered security” under ERISA, or the Company establishes that “benefit plan investors” (as defined under ERISA) in the aggregate hold less than 25% of the total value of each class of equity interest in the entity, the Company’s assets would not be considered to be plan assets
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we are prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund advised by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the

Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
The recommendations given to us by our Adviser may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.
Our Units are illiquid investments for which there is not a secondary market.
We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our Board of Directors will consider in contemplating a Liquidity Event in the future. We define a “Liquidity Event” as any of the sale of all or substantially all of our assets to, or other liquidity event with, another entity or a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of Units in each case for consideration of either cash and/or publicly listed securities of the acquirer, in each case subject to any unitholder approvals and any applicable requirements of the 1940 Act. We do not intend to target a quotation or listing of our Units on a national securities exchange, including an initial public offering. Even if we were to complete an initial public offering or listing on a national securities exchange to establish a secondary market for our Units or otherwise complete a Liquidity Event, an investor may not receive a return of all of your invested capital as units of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per Unit may decline. We cannot predict whether our Units, if listed on a national securities exchange, would trade at, above or below net asset value.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
The business of identifying and structuring investments of the types contemplated by us is competitive and involves a high degree of uncertainty. We are competing for investments with other investment funds, including the MS BDCs, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, our investment objectives (and many such existing funds have grown substantially in size). In addition, other firms and institutions are seeking to capitalize on the perceived opportunities with vehicles, funds and other products that are expected to compete with us for investments. Other investors may make competing offers for investment opportunities that we identify. Even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Adviser. Some of our competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages over us. In addition, issuers may prefer to take advantage of favorable high-yield markets and issue subordinated debt in those markets, which could result in fewer credit investment opportunities for us. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. We can offer no assurance that we will be successful in obtaining suitable investments, or that if we make such investments, our objectives will be achieved.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our unitholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our unitholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to unitholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our unitholders. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our unitholder distributions for U.S. federal income tax purposes an amount at least equal to 90% of our ICTI, determined without regard to any deduction for distributions paid, to our unitholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.
We will need to raise additional capital to grow because we must distribute most of our income.
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our ICTI, determined without regard to any deduction for distributions paid as distributions for U.S. federal income tax purposes, to our unitholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policies and procedures.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
While we expect to be treated as a “publicly offered regulated investment company” as a result of either (1) our Units and preferred units collectively being held by at least 500 persons at all times during a taxable year, (2) our Units are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) our Units being treated as regularly traded on an established securities market, if we are not so treated, each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management fee paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. unitholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. unitholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax (“AMT”) and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See Item 1. Business — “Certain Material U.S. Federal Income Tax Considerations — Taxation of U.S. Unitholders.”
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred units and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our Units. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred units, which is another form of leverage, the preferred units would rank “senior” to Units in our capital structure, preferred unitholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our unitholders, and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Units or otherwise be in the best interest of unitholders. Holders of our Units will directly or indirectly bear all of the costs associated with offering and servicing any preferred units that we issue. In addition, any interests of preferred unitholders may not necessarily align with the interests of holders of our Units and the rights of holders of preferred units to receive distributions would be senior to those of holders of Units. We do not, however, anticipate issuing preferred units in the next 12 months. We are not generally able to issue and sell our Units at a price below net asset value per unit. We may, however, sell our Units, or warrants, options or rights to acquire our Units, at a price below the then-current net asset value per share of our Units if our Board of Directors determines that such sale is in the best interests of us and our unitholders, and if our unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Units or senior securities convertible into, or exchangeable for, our Units, then the percentage ownership of our unitholders at that time will decrease, and holders of our Units might experience dilution.
We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We have in the past and may in the future issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets, may grant a security interest in all of our assets and may pledge the right to make capital calls of unitholders under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment.
Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Units or any outstanding preferred units. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common unitholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred units that we may issue in the future, which is currently 150%. If this ratio were to decline below 150% (or such other percentage as may be prescribed by law from time to time), we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it was disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.

The following table illustrates the effect of leverage on returns from an investment in our Units as of December 31, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common unitholders assuming actual asset coverage as of December 31, 2024 (1)	(13.2)%	(7.2)%	(1.2)%	4.8%	10.8%
(1) Assumes $306.4 million in total assets, $45.5 million in debt outstanding and $255.0 million in net assets as of December 31, 2024, and an average cost of funds of 6.86%, which is our weighted average interest rate as of December 31, 2024, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $45.5 million as of December 31, 2024 and the effective weighted average annual interest rate of 6.86% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 1.0% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with our Credit Facilities.
On October 10, 2024, SLIF II Financing SPV LLC, our wholly-owned subsidiary, or Financing SPV entered into a revolving credit facility with Financing SPV, as borrower, the Company, as equityholder and as servicer, UBS AG London Branch (“UBS”), as administrative agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent and as collateral custodian (as amended, restated, supplemented or otherwise modified from time to time, the “UBS Facility”). We anticipate that we or a wholly owned and consolidated subsidiary of ours may also enter into one or more senior revolving credit facilities of the Company or any subsidiary in the future (together with the UBS Facility, each, a “Credit Facility” and collectively, the “Credit Facilities”). As a result of the Credit Facilities, we are subject to a variety of risks, including those set forth below.
Any inability to renew, extend or replace the Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our unitholders.
There can be no assurance that we would be able to renew, extend or replace the Credit Facilities upon their maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were unable to renew, extend or replace the Credit Facilities at the time of maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our unitholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations under such agreements, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar financing agreements.
Our continued compliance with the covenants contained under these financing agreements depends on many factors, some of which may be beyond our control. We can offer no assurances that we would continue to comply with any such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our unitholders. These financing agreements may also include customary cross-default provisions, and if the indebtedness is accelerated, we may be unable to repay or finance the amounts due.
Our interests in any subsidiary that enters into a Credit Facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We consolidate the financial statements of our wholly owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in any Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under any Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that any Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in any Credit Facility documents, a default would occur. In the event of a default under any Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our unitholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in any Credit Facility.
Consequently, to the extent that the value of such subsidiary’s portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
Our ability to sell investments held by any subsidiary that enters into a Credit Facility would be limited.
Our existing Credit Facilities place significant restrictions on our ability, as servicer, to sell investments, and we expect that any credit facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
We may enter into reverse repurchase agreements, which are another form of leverage.
We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us. Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value will decline, and, in some cases, we may be worse off than if we had not used such agreements.
Investors in our Units may fail to fund their capital commitments when due.
We call only a limited amount of capital commitments from investors in the private offering of our Units (“Private Offering”) upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase Units are fully funded. We may not call an investor’s entire capital commitment prior to the end of our Investment Period.
Although the Adviser will seek to manage our cash balances so that they are appropriate for our investments and other obligations, the Adviser’s ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by investors in our Units, late payments of drawdown purchases and other factors.
In addition, we can offer no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our unitholders or to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other unitholders who have an outstanding capital commitment may be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets.” In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to qualify as a BDC would decrease our operating flexibility.
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s (as defined below) assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The Board of Directors has delegated to the Adviser as a valuation designee, or the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average capital commitments.
We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or a portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of shares of our Units) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or unitholder approval, and we may temporarily deviate from our regular investment strategy.
Our Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without unitholder approval. However, absent unitholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Outside of normal market circumstances or as the Adviser may otherwise determine is appropriate, we are permitted to invest more than 10% of our gross assets in investments other than first lien senior secured term loans, such as second lien and mezzanine loans, which are generally considered to be riskier assets and on which we are more likely to suffer losses of principal and/or interest. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the value of our Units. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

The Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our Units may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our Units may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer and our portfolio may be concentrated in a limited number of industries.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Additionally, our portfolio may be concentrated in a limited number of industries and a downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. To the extent that we assume large positions in the securities of a small number of issuers or our portfolio is concentrated in a limited number of industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
We may be subject to risks associated with our investments in the software industry.
We could invest in portfolio companies in the software industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
We may be subject to risks associated with our investments in the diversified consumer services industry.
Our investments in diversified consumer services are subject to a variety of risks, including, but not limited to, intense competition, shifting consumer needs and frequent introductions of new products and services. Adverse economic, business, or regulatory developments affecting the diversified consumer services industry could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
Our investments in the IT services industries face considerable uncertainties including substantial regulatory challenges.
The value of our investments in information technology companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce, life science, and energy technology-related products and services often have a more limited market or life span than products in other industries. The ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.
The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any unitholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement or by reason of a breach of the Adviser’s fiduciary duties under ERISA, if applicable. In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, the laws of the State of New York and, if applicable, ERISA. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940 Act and if applicable, ERISA. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 has been required since August 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Risks Relating to Our Investments
Limitations of investment due diligence expose us to investment risk.
Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Adviser will assess the strength and skills of the company’s management and other factors that it believes are material to the performance of the investment.
In making the assessment and otherwise conducting customary due diligence, our Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities.
We may make investments in, or loans to, companies which are not subject to public company reporting requirements including requirements regarding preparation of financial statements and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Adviser to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on, and effectively monitor investments, may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.
Our debt investments may be risky and we could lose all or part of our investments.
The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results. For more information, see “—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have negative impact on our business and operations.”
Inflation could adversely impact our portfolio companies and our results of our operations.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay distributions on our equity investments and/or interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.
We may hold the debt securities of distressed companies that may enter into bankruptcy proceedings.
Companies that are financially distressed due to leverage or other factors may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
Our investments in private, middle-market portfolio companies are risky, and you could lose all or part of your investment.
Investments in private, middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments.
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched loan with respect to payment of principal, interest and other amounts.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding, or first-out pieces of tranched first lien debt, may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
Our investments in securities or assets of publicly traded companies are subject to the risks inherent in investing in public securities.
We may invest a portion of our portfolio in publicly traded companies. In such investments, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public companies, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because Morgan Stanley may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2024, approximately 49.7% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”
The lack of liquidity in our investments may adversely affect our business.
Our investments are illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company. In addition, we generally expect to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. We will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by us. It is generally expected that we will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Morgan Stanley may have material, non-public information regarding the issuers of such loans or investments or as a result of measures established by Morgan Stanley in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in us, may be increased due to the illiquidity of our investments generally. In certain cases, we may also be prohibited by contract from selling our investments for a period of time or otherwise be restricted from disposing of our investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. We may exit some investments through distributions in kind to the unitholders, after which such you will still bear the risks associated with holding the securities and must make your own disposition decisions. Given the nature of the investments contemplated by the Company, there is a material risk that we will be unable to realize our investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in national or international economic conditions, changes in debt and equity capital markets and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company, or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. Depending on market conditions, we could incur substantial realized losses and ultimately experience reductions of our income available for distribution in future periods. We may also suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.
Our investments in OID and PIK instruments may expose us to investment risk.
To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees;

•Market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•For accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•The required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults.
Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.
Our investments in portfolio companies may expose us to environmental risks.
We may invest in portfolio entities that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio entities. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of portfolio entities.
There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements.
Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:
•Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
•Natural resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;
•Pollution and waste risks including liabilities associated with contamination and waste management costs;
•Human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•Community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability;
•Security and safety risks such as consumer security, data privacy and security; and
•Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.
We have not yet identified all of the portfolio company investments we will acquire and we may have difficulty sourcing investment opportunities.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio, and we cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. Privately negotiated investments in loans and illiquid securities of private, middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our units. The Adviser selects all of our investments, and our unitholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources and certain limitations on co-investment with affiliates under the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements. We do not currently intend to create or acquire primary control of any entity that primarily engaged in investment activities in securities or other assets, other than entities wholly owned by us.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.
In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
The day-to-day operations of each portfolio company in which we invest are the responsibility of that portfolio company’s management team. Although we are responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We may invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.
By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors.
Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the “last out” pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
(1)the ability to cause the commencement of enforcement proceedings against the collateral;
(2)the ability to control the conduct of such proceedings;
(3)the approval of amendments to collateral documents;
(4)the releases of liens on the collateral; and
(5)the waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.
We may invest in non-U.S. companies, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of non-U.S. companies involves many risks including economic, social, political, financial, tax and security conditions, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. These factors could include changes in economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the non-U.S. company or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our unitholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.
The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.
We may not realize gains from our equity investments.
When we invest in unitranche, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will seek to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may be subject to risks to the extent we provide managerial assistance to our portfolio companies.
To the extent we participate substantially in the conduct of the management of certain of our portfolio companies, such as designating directors to serve on the boards of directors of certain portfolio companies, such designation of representatives and other measures contemplated could expose our assets to claims by a portfolio company in which we invest, its security-holders and its creditors, including claims that we are a controlling person and thus are liable for securities laws violations of a portfolio company. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against us if a designated director violates their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose us to claims that we have interfered in management to the detriment of a portfolio company.
Risks Relating to an Investment in Our Units and Preferred Units
Investing in our Units may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our units may not be suitable for someone with lower risk tolerance. In addition, our Units is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
There is no public market for our Units or Series A Preferred Units, and we do not expect there to be a market for our Units or preferred units.
There is no existing trading market for our Units or our Series A Preferred Units, and no market for our Units may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, holders of our Units and holders of our Series A Preferred Units may be unable to liquidate an investment in our Units. The Units and the Series A Preferred Units have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
There are restrictions on the ability of holders of our Units and preferred units to transfer units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Units and in our Series A Preferred Units and the price at which holders may be able to sell the Units.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Units pursuant to the Subscription Agreements and our Series A Preferred Units pursuant to the concurrent preferred units offering. As such, absent an effective registration statement covering our Units or our Series A Preferred Units, as applicable, such units may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our Units and our Series A Preferred Units will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our unitholders.
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make periodic distributions to our unitholders out of assets legally available for distribution. We may fund our cash distributions to unitholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report.
Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to holders of Units or preferred units that include a return of capital, such portion of the distribution essentially constitutes a return of the unitholders’ original investment in the Company and does not represent income or capital gains. Although such return of capital may not be taxable, such distributions may increase an investor’s taxable gain or reduce an investor’s loss upon the future sale of our Units. A return of capital distribution may cause a unitholder to recognize a capital gain from the sale of our Units even if the unitholder sells its Units for less than the original purchase price.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Unitholders should also understand that any future repayments to the Adviser will reduce the distribution they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
Our unitholders may receive shares of our Units as dividends, which could result in adverse tax consequences to them.
In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Units instead of in cash. Revenue procedures issued by the IRS, allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a unitholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the unitholder in the same manner as a cash dividend, even though most of the dividend was paid in our Units. We do not currently intend to pay dividends in Units.
The net asset value of our Units may fluctuate significantly.
The net asset value and liquidity, if any, of the market for our Units may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•inability of the Adviser to employ additional experienced investment professionals;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors;
•escalation of tensions and conflicts in Europe and elsewhere, including in Ukraine and Russia, the Middle East, and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and its impact on the industries in which we invest;
•inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact of supply chain constraints on our portfolio companies and the global economy;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•loss of a major funding source; and

•the economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern, such as the Coronavirus pandemic, in the United States as well as worldwide.
Our unitholders may experience dilution in their ownership percentage.
Our unitholders do not have preemptive rights to purchase any Units we issue in the future. To the extent that we issue additional equity interests at or below net asset value your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Units and the value of our investments, you may also experience dilution in the book value and fair value of your Units. Under the 1940 Act, we generally are prohibited from issuing or selling Units at a price below net asset value per unit, which may be a disadvantage as compared with certain public companies. We may, however, sell Units, or warrants, options, or rights to acquire Units, at a price below the current net asset value of Units if our Board of Directors determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders, including a majority of those unitholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Units or senior securities convertible into, or exchangeable for, Units, then the percentage ownership of our unitholders at that time will decrease and you will experience dilution.
Purchases of Units pursuant to the Subscription Agreements will generally be made pro rata, in accordance with the remaining capital commitments of all investors. However, we may request capital contributions on a non-pro rata basis in accordance with the terms of the Subscription Agreement. To the extent an investor is required to purchase less than its pro rata share of a drawdown of investor capital commitments, such unitholder will experience dilution in their percentage ownership of the Company.
Each investor in the Initial Closing and each Subsequent Closing will be required to make Catch-up Purchases on one or more dates to be determined by us. Each Catch-up Purchase will dilute the ownership percentage of all investors whose subscriptions were accepted at previous closings. As a result, the Initial Closing and each Subsequent Closing will result in existing unitholders in the Company experiencing dilution as a result of Catch-up Purchases.
Our unitholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our Units are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Units must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Units are subject to reporting obligations under Section 16(a) of the Exchange Act.
Our preferred units, including our Series A Preferred Units and any additional series of preferred units we may determine to issue in the future, could adversely affect the value of our Units.
Our preferred units, including our Series A Preferred Units and any additional series of preferred units we may determine to issue in the future, may have dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series of preferred units that could make an investment in our other units less attractive. In addition, the distributions on any preferred units we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of preferred units must take preference over any distributions or other payments to holders of Units, and holders of preferred units are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred units that converts into Units). In addition, under the 1940 Act, any such preferred units would constitute a “senior security” for purposes of the 150% asset coverage test.
An investment in preferred units with a fixed interest rate, such as the Series A Preferred Units, bears interest rate risk.
Our Series A Preferred Units pays distributions at a fixed rate. Prices of fixed income investments vary inversely with changes in market yields. The market yields on securities comparable to our preferred units may increase, which would likely result in a decline in the value of such preferred units.
Our Series A Preferred Units are subject to a risk of early redemption, and holders may not be able to reinvest their funds.
We may voluntarily redeem some or all of the outstanding Series A Preferred Units at any time. We also may be forced to redeem some or all of the outstanding preferred units to meet regulatory requirements and the asset coverage requirements of such Units. Any such redemption may occur at a time that is unfavorable to holders of our Series A Preferred Units. Additionally, pursuant to Rule 23c-2 of the 1940 Act, if less than all the outstanding securities of a class or series are to be redeemed, such redemption shall be made on a pro rata basis. We may have an incentive to redeem our Series A Preferred Units if market conditions allow us to issue other preferred units or debt securities at a rate that is lower than the dividend rate on the outstanding preferred units. If we redeem our Series A Preferred Units, the holders of such redeemed units face the risk that the return on an investment purchased with proceeds from such redemption may be lower than the return previously obtained from the investment in our Series A Preferred Units.

Our preferred units are subordinate to the rights of holders of senior indebtedness.
While preferred unitholders, including holders of our Series A Preferred Units, will have equal liquidation and distribution rights to any other series of preferred units, they are subordinated to the rights of holders of any of other senior indebtedness we may incur. Therefore, dividends, distributions and other payments to preferred unitholders in liquidation or otherwise may be subject to prior payments due to the holders of senior indebtedness. In addition, the 1940 Act may provide debtholders with voting rights that are superior to the voting rights of our preferred units.
Holders of our Series A Preferred Units bear dividend risk.
We may be unable to pay distributions on our Series A Preferred Units under some circumstances. The terms of any future indebtedness we may incur could preclude the payment of dividends in respect of equity securities, including our preferred units, under certain conditions.
If we fail to pay distributions on our Series A Preferred Units for two years, the holders of our Series A Preferred Units will be entitled to elect a majority of our directors.
The terms of our Series A Preferred Units provide for certain distribution payments. In accordance with the 1940 Act and the terms of the Series A Preferred Units, if distributions thereon are unpaid in an amount equal to at least two years of distributions, the holders of our Series A Preferred Units will be entitled to elect a majority of our Board of Directors. Holders of the Series A Preferred Units have the right to vote, including in the election of directors, in ways that may benefit their interests but not the interests of holders of our Units.
General Risk Factors
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.
Capital markets volatility and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time.
Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, unitholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuations and on the potential for liquidity events. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through to maturity). As a result, volatility in the capital markets can adversely affect the valuations of our investments. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.
New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser we are subject to the certain federal banking and financial requirements, including the BHCA regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act.
These regulations and any future legislative and regulatory proposals, as well as future interpretations of existing rules, that are directed at the financial services industry, including those that may be proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the CFTC. These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our unitholders, or could have other adverse consequences. Unitholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. The U.S. risk retention rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized. If, and to the extent that, we engage in securitization transactions that require the retention of an economic interest, these rules would increase our financing costs in comparison to other types of financings and this increase in financing costs would ultimately be borne by our unitholders.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our Units and our ability to pay distributions.
The operations of the Company, the Adviser, the Administrator and any third-party service provider to any of the foregoing are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in the relevant computer systems and networks. In particular, cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These attacks could involve gaining unauthorized access to information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. We, the Adviser and the Administrator must each continuously monitor and innovate our cybersecurity to protect our technology and data from corruption or unauthorized access. In addition, due to the use of third-party vendors, agents, exchanges, clearing houses and other financial institutions and service providers, we, the Adviser and the Administrator could be adversely impacted if any of us are subject to a successful cyber-attack or other breach of our information.
Furthermore, in recent years cybersecurity risks for financial institutions have significantly increased in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of the Company, the Adviser, the Administrator and their affiliates’ systems to disclose sensitive information in order to gain access to such parties’ data or that of their employees or clients. Cybersecurity risks may also derive from human error, fraud or malice on the part of the Adviser or the Administrator and their affiliates’ employees or third parties, or may result from software bugs, server malfunctions, software or hardware failure or other accidental technological failure. For example, human error has led to the loss of Morgan Stanley’s physical data-bearing devices in the past. These risks may be heightened by several factors, including remote work, reliance on new technologies (such as generative artificial intelligence) or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new technology, customers or third-party providers. In addition, third parties with whom we do business or share information, and each of their service providers, our regulators and the third parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity and information security risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given that the techniques used in cyberattacks are complex, frequently change and are difficult to anticipate.
Like other financial services firms, Morgan Stanley, its third party-providers and its clients continues to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks or cause other damage, denial of service attacks, data breaches, social engineering attacks, phishing attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.
Although we, the Adviser, the Administrator and Morgan Stanley have developed protocols, processes, internal controls and other protective measures to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. If any of the foregoing events occur, the confidential and other information of the Company, the Adviser, and the Administrator could be compromised. Such events could also cause interruptions or malfunctions in the operations of the Company, the Adviser or the Administrator, and in particular the Adviser’s investment activities on our behalf and the provision of administrative services to us by the Administrator. In addition, the Company, the Adviser, the Administrator or our portfolio companies could be required to make a significant investment to remedy the effects of any cybersecurity incident, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance. The increased use of mobile and cloud technologies can heighten these and other operational risks. We, the Adviser and the Administrator currently or in the future are expected to routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We, the Adviser and the Administrator have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, we, the Adviser and the Administrator may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.
The systems and technology resources used by us, our Adviser, our Administrator and our and their respective affiliates could be strained by extended periods of remote working by our Adviser, our Administrator and their affiliate’s employees and such extended remote working could introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.
While many of our agreements with partners and third-party vendors include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses we may incur. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover any or all losses we may incur, and we cannot be sure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage as to any future claim.
In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
We, the Adviser and the Administrator currently or in the future are expected to routinely transmit and receive personal, confidential and proprietary information by email and other electronic means.
We, the Adviser and the Administrator have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, we, the Adviser and the Administrator may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information. The systems and technology resources used by us, our Adviser, our Administrator and our and their respective affiliates could be strained by extended periods of remote working by our Adviser, our Administrator and their affiliate’s employees and such extended remote working could introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including polio, swine flu, avian influenza, SARS, coronaviruses and the monkeypox virus.
The conflict between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Market volatility has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
The extent to which any disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply-chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of Units fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our unitholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
We are an “emerging growth company,” and we do not know if such status will make our Units less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:
•The last day of the fiscal year ending after the fifth anniversary of any initial public offering of our Units;
•The year in which our total annual gross revenues first exceed $1.235 billion;
•The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).
As an “emerging growth company,” we may take advantage of certain of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our Units less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Units.
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we cease to be an “emerging growth company.” Because our Units are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes- Oxley Act and related rules, we and the value of our securities would be adversely affected.
Additionally, we will not be required to comply with all of the requirements under Section 404 of the Sarbanes- Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
We incur significant costs as a result of being registered under the Exchange Act.
We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits with the Federal Deposit Insurance Corporation, or FDIC, and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such FDIC insurance limitations.
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
The Company and the broader financial services industry face an increasingly complex and evolving threat environment.
Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of Morgan Stanley’s Board of Directors (the “MS Board”) and the Operations and Technology Committee of the MS Board (“BOTC”).
As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its unitholders. Morgan Stanley continually adjusts its Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
The Adviser and the Administrator manage the Company’s day-to-day operations, and the Company uses the Cybersecurity Program to assess, identify and manage material cybersecurity risks affecting the Company and its operations. The Company’s business is dependent on the communications and information systems of Morgan Stanley, including but not limited to the Cybersecurity Program, and other third-party service providers.
Processes for assessing, identifying, and managing material risks from cybersecurity
Morgan Stanley’s Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to the Firm’s network, infrastructure, computing environment, and the third-parties Morgan Stanley relies on, including third parties relied on by the Company. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework for Improving Critical Infrastructure Cybersecurity, as well as against global cybersecurity regulations, and develops improvements to those controls in response to those assessments. Morgan Stanley’s Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect Morgan Stanley’s clients’, employees’ and own data, and the data of the Company and its officers and unitholders, against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley cyber threat detection team, which develops and implements strategies designed to defend against these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Morgan Stanley’s vulnerability management team, as well as Morgan Stanley’s Non-Financial Risk function (“NFR”) review external cybersecurity incidents that may be relevant to the Firm and the Company, to further inform the design of the Cybersecurity Program. To assess the efficacy of
Morgan Stanley’s controls and defenses designed to mitigate cybersecurity risk, it utilizes internal and external testing, including penetration testing and red team engagements. The results of these assessments are used to strengthen the Cybersecurity Program. Additionally, Morgan Stanley maintains a global training program covering cybersecurity risks and requirements, including heightened security training to specialized employees, and conducts regular phishing email simulations for its employees and consultants as preventative measures.

When a threat is identified in Morgan Stanley’s environment, its incident response team follows an incident response plan to evaluate the impact to the Firm and coordinate appropriate remediation. If warranted, the cybersecurity incident will be reported to applicable regulators, authorities, impacted clients or counterparties, as appropriate. The Firm’s cybersecurity incident response and remediation processes, including assessing materiality and reporting requirements, are reviewed through tabletop exercises.
Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to the Firm or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity program to identify the impact of their services on the cybersecurity risks to the Firm or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s minimum cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as applicable to the Board of Directors of the Company. Annually, key elements of the Cybersecurity Program are subject to review by an independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Morgan Stanley and Company Management’s role in assessing and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by the Morgan Stanley’s Head of Operational Cyber, Technology, and Information Security Non-Financial Risk (“Head of NFR CTIS”), is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the Firm and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company.
The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 19 years and has covered business developments from a compliance perspective for over 10 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of NFR CTIS report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our Board.
Board oversight of risks from cybersecurity threats
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from the CCO of the Company, the CIO/CISO, and/or Operational Risk functions, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Material cybersecurity risks are addressed by Morgan Stanley management-level ERM committees with escalation to the BOTC and Board, as appropriate. The BOTC has primary responsibility for assisting the Morgan Stanley board in its oversight of significant operational risk exposures of the Firm and its business units, including IT, information security, fraud, third-party oversight, business disruption and resilience, and cybersecurity risks (including review of cybersecurity risks against established risk management methodologies) and the steps management has taken to monitor and control such exposures.
In accordance with its charter, the BOTC receives quarterly reports from (i) Technology, including the CIO or the CISO; (ii) Operations; and (iii) NFR. Such reporting includes updates on Morgan Stanley’s Cybersecurity Program, risks from cybersecurity threats, our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and NFR’s assessment of cybersecurity risks. Senior officers in Technology and NFR also provide an annual report to the BOTC on the status of Morgan Stanley’s broader information security program in compliance with the Gramm-Leach-Bliley Act, which includes a discussion of risks arising from cybersecurity threats. At least annually, senior management representatives in Technology and NFR discuss the status of the Cybersecurity Program and key cybersecurity risks with the Morgan Stanley board and, in accordance with such board’s Corporate Governance Policies, all board members are invited to attend BOTC meetings and have access to meeting materials. The BOTC, which meets at least quarterly, also reviews and approves significant policies related to cybersecurity, receives an annual independent assessment of key aspects of Morgan Stanley’s Cybersecurity Program from an independent third party and holds joint meetings with the BAC and BRC, as necessary and appropriate. The chair of the BOTC regularly discusses cybersecurity developments with senior Morgan Stanley management and reports to the Morgan Stanley board on cybersecurity risks and threats and other related matters.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2024, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We do not own any real estate.
Item 3. Legal Proceedings
The Company, the Investment Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Investment Adviser and the Administrator, is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per unit amounts)
Market Information
Our Units are offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2), Regulation D or Regulation S and other exemptions of similar import in the laws of the jurisdictions where the offering will be made, and we are authorized to offer and sell an unlimited number of our Units in such offering. There is no public market for our Units currently, nor can we give any assurance that one will develop.
Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the Units are registered under applicable securities laws or specifically exempted from registration, which could include resales pursuant to Rule 144 of the Securities Act (in which case the unitholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). The Company has not agreed to register any such securities under the Securities Act for sale by security holders as of the date hereof. Accordingly, an investor must be willing to bear the economic risk of investment in the Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 7, 2025, we had 20 holders of record of our Common Units.
Dividends and Distributions to Common and Preferred Unitholders
To the extent that we have income available, we intend to make quarterly distributions to our unitholders. We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax status, we intend to distribute at least 90% of our ICTI (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our unitholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations.”
We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.
The following table summarizes our distributions declared and payable for the period from May 9, 2024 (inception) through December 31, 2024 to holders of our Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
November 04, 2024	December 31, 2024	January 27, 2025	$0.38	$4,786
Total Distributions			$0.38	$4,786
For the period from May 9, 2024 (inception) through December 31, 2024 we paid approximately $52 of distributions to holders of our Series A Preferred Units.
Recent Sales of Unregistered Securities and Use of Proceeds
Prior to our Initial Closing, certain senior investment professionals of the Adviser have purchased an aggregate of 95,000 Units at a price per Units of $20.00 for an aggregate purchase price of $1.9 million.
On September 13, 2024, we completed our Initial Closing of capital commitments to purchase Units in a private placement pursuant to Subscription Agreements with investors. In this Initial Closing, we received aggregate capital commitments to purchase Units of approximately $744.0 million. The sale of Units was made pursuant to Subscription Agreements entered into by us and our unitholders. Pursuant to a capital drawdown notice to our investors relating to the sale of our Units, we sold 12,500,000 Units on September 20, 2024 for aggregate proceeds of $250.0 million.
Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Units, at a per-unit price as determined by our Board (including any committee thereof), which price will be determined prior to the issuance of such Units and in accordance with the limitations under Section 23 of the 1940 Act, up to the amount of their respective capital commitments on an as-needed basis as determined by us with a minimum of five calendar days prior notice.
The issuance of the Units is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D and/or Regulation S thereunder. We relied, in part, upon representations from the unitholders in the Subscription Agreements that the unitholder was an “accredited investor” as defined in Regulation D under the Securities Act or a “non-U.S. person” pursuant Regulation S and otherwise satisfy the criteria of Regulation D and/or Regulation S, as applicable.
We also completed our concurrent offering of Series A Preferred Units on September 20, 2024, pursuant to which we sold 515 of our Series A Preferred Units for $1.5 million to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
OVERVIEW
We are structured as a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of or consolidated with Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as SOFR).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of certain expenses incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver);
•costs associated with our initial private offering;
•costs of any other offerings of our Common Units, Series A Preferred Units and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fees under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•debt service and other costs of borrowings, senior securities or other financing arrangements;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, making or holding investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•any fees payable to rating agencies;
•federal and state registration fees;
•U.S. federal, state and local taxes, including any excise taxes;
•independent Director fees and expenses;
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•any fidelity bond required by applicable law;
•any necessary insurance premiums;
•any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by us), provided that we will not bear such expenses to the extent, but only to the extent, that the relevant conduct is not indemnifiable under applicable law, including, if applicable, ERISA);
•direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•cost of winding up; and
•all other expenses incurred by either the Administrator or us in connection with administering our business.
We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise, which expenses are ultimately borne by our unitholders. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Expense Support and Waiver
The Adviser agreed to waive any reimbursement by us of offering and organizational expenses incurred by the Adviser on our behalf in excess of $1,000,000 or 0.10% of our aggregate Capital Commitments, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000,000 or 0.10% of our total Capital Commitments, the Adviser or its affiliates will bear the excess costs.
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
The composition of our portfolio is presented below:

	As of
	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$276,919	$278,708	99.4%
Other Debt Investments	1,567	1,576	0.6
Equity	100	100	—	(1)
Total	$278,586	$280,384	100.0%

(1)	Amounts rounds to 0.0%
Our debt portfolio displayed the following characteristics of each of our investments(1) (2) unless otherwise noted:

As of
December 31, 2024
Number of portfolio companies	42
Number of new investment commitments in portfolio companies	42
Number of investment commitments exited or fully repaid	—
Percentage of performing debt bearing a floating rate, at fair value	99.4%
Percentage of performing debt bearing a fixed rate, at fair value	0.6%
Weighted average yield on debt and income producing investments, at cost(3)	9.7%
Weighted average yield on debt and income producing investments, at fair value(3)	9.6%
Median 12-month EBITDA	$90.6
Weighted average 12-month EBITDA	$159.0
Weighted average net leverage through tranche(4)	6.0x
Weighted average interest coverage(5)	1.9x
Weighted average loan to value(6)	39.1%
Percentage of debt investments with one or more financial covenants	50.3%
Percentage of our debt investments that are sponsor backed	100.0%
Percentage of loans and other debt in support of LBOs and acquisitions	68.4%
Percentage of our debt portfolio subject to business cycle volatility	5.3%
Percentage of our total portfolio on non-accrual, at cost	—%
(1) Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
(2) Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
(3) Computed as (a) the annual stated spread, plus applicable reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4) Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(5) Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

(6) Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.
Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the period from May 9, 2024 (inception) through December 31, 2024
New Investments Committed
Gross Principal Balance(1)	$365,766
Net New Investments Committed	365,766
Investments, at Cost
Investments, beginning of period	—
New investments purchased	279,384
Net accretion of discount on investments	89
Payment-in-kind	102
Net realized gain (loss) on investments	(1)
Investments sold or repaid	(988)
Investments, end of period	278,586
Amount of investments funded, at principal
First lien debt investments	280,746
Other debt investments (2)	1,491
Equity	100
Total	282,337
Amount of investments sold/fully repaid, at principal
First lien debt investments	(2,693)
Total	$(2,693)
(1)    Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)    Represents dollar amount of other investments funded.
Investment Performance Rating
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Investment Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Investment Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Investment Adviser’s Internal Risk Rating system:
Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.
Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.
Risk Rating 4 — In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of December 31, 2024 was as follows:

	December 31, 2024
	Fair Value	% of Portfolio
Risk rating 1	$1,022	0.4%
Risk rating 2	279,362	99.6
Risk rating 3	—	—
Risk rating 4	—	—
	$280,384	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

For the period from May 9, 2024 (inception) through December 31, 2024
Total investment income	$7,098
Less: Net expenses	2,502
Net investment income (loss)	4,596
Net change in unrealized appreciation (depreciation)	1,798
Net realized gain (loss)	(1)
Net increase (decrease) in Members' Capital resulting from operations	6,393
Preferred unit dividend	(52)
Net increase (decrease) in Members' Capital resulting from operations attributable to holders of Common Units	$6,341

Investment Income
Investment income was as follows:

For the period from May 9, 2024 (inception) through December 31, 2024
Investment income:
Interest income	$6,989
Payment-in-kind	102
Other income	7
Total investment income	$7,098
Total investment income is $7,098 for the period from May 9, 2024 (inception) through December 31, 2024. The size of our investment portfolio at amortized cost is $278,586 as of December 31, 2024. Weighted average asset yield of debt investments at cost at December 31, 2024 is 9.7%.
Expenses
The Company is responsible for investment expenses, professional fees, and general and administrative expenses related to the Company’s operations. Expenses were as follows:

For the period from May 9, 2024 (inception) through December 31, 2024
Expenses:
Interest and other financing expenses	$737
Management fees	178
Organization and offering costs	353
Professional fees	359
Directors’ fees	62
General and administrative expenses	813
Total expenses	$2,502
Interest and Other Financing Expenses
•Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $737 for the period from May 9, 2024 (inception) through December 31, 2024. For the period from May 9, 2024 (inception) through December 31, 2024 weighted average borrowings outstanding were $19,554.
Management Fees
•Management fees, were $178 for the period from May 9, 2024 (inception) through December 31, 2024. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
Professional Fees and Other Expenses
•Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services. General and administrative expenses include insurance, filing, research, subscriptions and other costs.
Organizational and Offering Costs
•Organization and offering costs include expenses incurred in our initial formation and our offering of Units.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the period from May 9, 2024 (inception) through December 31, 2024
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(1)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,798
Net realized and unrealized gains (losses)	$1,797
For the period from May 9, 2024 (inception) through December 31, 2024, net change in unrealized appreciation on our investments of $1,798 was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Units, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of December 31, 2024, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2024, we had approximately $21.7 million of cash, which taken together with our approximately $254.5 million of availability under the UBS Funding Facility (subject to borrowing base availability), and our approximately $494.0 million of uncalled capital commitments to purchase units, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $81.4 million.
Equity
As of December 31, 2024, we had received aggregate capital commitments of approximately $745.9 million. The total units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from May 9, 2024 (inception) through December 31, 2024, were as follows (dollar amounts in thousands):

Common Unit Date	Common Units Issued	Amount
June 14, 2024	6,942	$139
June 18, 2024	23,058	$461
June 28, 2024	10,000	$200
July 16, 2024	20,000	$400
August 28, 2024	35,000	$700
September 20, 2024	12,500,000	$250,000
Total	12,595,000	$251,900
Distributions
Common Units
The following tables summarize our distributions declared and payable to holders of the Common Unit for the period from May 9, 2024 (inception) through December 31, 2024 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
November 04, 2024	December 31, 2024	January 27, 2025	$0.38	$4,786
Total Distributions			$0.38	$4,786
Preferred Units
As of December 31, 2024, the Company has accrued and paid $52 of distributions to holders of the Series A Preferred Units.
Debt
Our outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Funding Facility	$300,000	$45,500	$254,500
For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On February 27, 2025, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 29, 2025 to Common Unitholders of record as of March 31, 2025.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in connection with the our consolidated financial statements in Part II, Item 8 of this report, including Note 2 “Significant Accounting Policies.”
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements in Part II, Item 8 of this report.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the Indemnification Agreement.
For further details, see Note 3. “Related Party Transactions” to our consolidated financial statements included in this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board, or the Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors–We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of this Report on Form 10-K and “—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
Foreign Currency Risk
In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.
Interest Rate Risk
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of December 31, 2024, approximately 99.4% of our debt investments were at floating rates. Based on our Statement of Financial Condition as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$8,392	$(1,365)	$7,027
Up 200 basis points	5,595	(910)	4,685
Up 100 basis points	2,797	(455)	2,342
Up 25 basis points	699	(114)	585
Down 25 basis points	(699)	114	(585)
Down 100 basis points	(2,797)	455	(2,342)
Down 200 basis points	(5,595)	910	(4,685)
Down 300 basis points	(8,392)	1,365	(7,027)
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts or our credit facilities, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of SL Investment Fund II LLC
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statement of financial condition of SL Investment Fund II LLC and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2024 the related consolidated statements of operations, changes in members’ capital, cash flows, and financial highlights for the period from May 9, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in members’ capital, cash flows, and financial highlights for the period from May 9, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

New York, NY
March 7, 2025

We have served as the Company's auditor since 2024.

SL Investment Fund II LLC
Consolidated Statement of Financial Condition
(In thousands, except unit and per unit amounts)

As of
December 31, 2024
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $278,586)	$280,384
Cash	21,650
Deferred offering costs	219
Deferred financing costs	2,306
Interest and dividend receivable from non-controlled/non-affiliated investments	1,760
Receivable for investments sold/repaid	55
Prepaid expenses and other assets	10
Total assets	306,384

Liabilities
Debt	45,500
Payable to affiliates (Note 3)	37
Dividends payable	4,786
Management fees payable	159
Interest and other financing costs payable	627
Accrued expenses and other liabilities	275
Total liabilities	51,384

Commitments and Contingencies (Note 7)

Members' Capital
Series A Preferred Units, par value $0.001 (515 units issued and outstanding )	—
Paid-in capital in excess of par value of Series A Preferred Units	1,545
Common Units, par value $0.001 per unit (12,595,000 units issued and outstanding )	13
Paid-in capital in excess of par value of Common Units	251,748
Total distributable earnings (loss)	1,694
Total Members’ Capital	255,000
Total liabilities and Member’ Capital	$306,384
Members’ Capital per common unit	$20.12

The accompanying notes are an integral part of these audited consolidated financial statements

SL Investment Fund II LLC
Consolidated Statement of Operations
(In thousands, except unit and per unit amounts)

For the period from May 9, 2024 (inception) through December 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,989
Payment-in-kind	102
Other income	7
Total investment income	7,098

Expenses:
Interest and other financing expenses	737
Management fees	178
Organization and offering costs	353
Professional fees	359
Directors’ fees	62
General and administrative expenses	813
Total expenses	2,502
Net investment income (loss)	4,596

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from non-controlled/non-affiliated investments	(1)
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	1,798
Net realized and unrealized gains (losses)	1,797
Net increase (decrease) in Members’ Capital resulting from operations	6,393
Preferred Unit dividend	(52)
Net increase (decrease) in Members’ Capital resulting from operations attributable to holders of Common Units	$6,341

Per unit information—basic and diluted
Net investment income (loss) per common unit (basic and diluted)	$0.84
Earnings (loss) per common unit (basic and diluted)	$1.15
Weighted average common units outstanding:	5,498,303

The accompanying notes are an integral part of these audited consolidated financial statements

SL Investment Fund II LLC
Consolidated Statement of Changes in Members’ Capital
(In thousands, except unit and per unit amounts)

For the period from May 9, 2024 (inception) through December 31, 2024
Members’ Capital at the beginning of period	$—
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	4,596
Net realized gain (loss)	(1)
Net change in unrealized appreciation (depreciation)	1,798
Net increase (decrease) in Members’ Capital resulting from operations	6,393

Distributions to unitholders from:
Distributable earnings	(4,838)
Total distributions to unitholders	(4,838)

Capital transactions:
Issuance of Common Units	251,900
Issuance of Preferred Units	1,545
Net increase (decrease) in Members' Capital resulting from capital transactions	253,445
Total increase (decrease) in Members' Capital	255,000
Members' Capital at end of period	$255,000
Distribution per Common Unit	$0.38

The accompanying notes are an integral part of these audited consolidated financial statements

SL Investment Fund II LLC
Consolidated Statement of Cash Flows
(In thousands)

For the period from May 9, 2024 (inception) through December 31, 2024
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations	$6,341
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(1,798)
Net realized (gain) loss on investments	1
Net accretion of discount and amortization of premium on investments	(89)
Payment-in-kind interest and dividend capitalized	(102)
Amortization of deferred financing costs	110
Amortization of deferred offering costs	86
Purchases of investments and change in payable for investments purchased	(279,387)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid.	988
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,760)
(Increase) decrease in prepaid expenses and other assets	(10)
(Decrease) increase in payable to affiliates	37
(Decrease) increase in management fee payable	159
(Decrease) increase in interest payable	627
(Decrease) increase in accrued expenses and other liabilities	275
Net cash provided by (used in) operating activities	(274,522)

Cash flows from financing activities:
Borrowings on debt	49,500
Repayments on debt	(4,000)
Deferred financing costs paid	(2,416)
Proceeds from issuance of Common Units	251,900
Proceeds from issuance of Preferred Units	1,545
Dividends paid	(52)
Offering costs paid	(305)
Net cash provided by (used in) financing activities	296,172
Net increase (decrease) in cash	21,650
Cash, beginning of period	—
Cash, end of period	$21,650

Supplemental information and non-cash activities:
Accrued but unpaid dividends	$4,786

The accompanying notes are an integral part of these audited consolidated financial statements

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Debt Investments
Automobiles
Drivecentric Holdings, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	13,235	$13,110	$13,225	5.18%
Drivecentric Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(16)	(2)	—
								13,094	13,223	5.18
Biotechnology
GraphPad Software, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	7,026	6,995	7,026	2.75
GraphPad Software, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	176	168	176	0.07
GraphPad Software, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	(3)	—	—
								7,160	7,202	2.82
Building Products
Project Potter Buyer, LLC	(5) (6)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	7,395	7,395	7,395	2.90
Project Potter Buyer, LLC	(5) (6) (12) (13)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	—
								7,395	7,395	2.90
Commercial Services & Supplies
CRCI Longhorn Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	3,529	3,496	3,529	1.38
CRCI Longhorn Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	265	260	265	0.10
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	7,321	7,255	7,321	2.87
HSI Halo Acquisition, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	227	220	227	0.09
HSI Halo Acquisition, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	06/28/2030	—	(8)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	6,500	6,500	6,500	2.55
Pye-Barker Fire & Safety, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	926	911	926	0.36
Pye-Barker Fire & Safety, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.83%	05/24/2030	113	105	113	0.04
Transit Technologies, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	6,364	6,303	6,364	2.49
Transit Technologies, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	—	(11)	—	—
Transit Technologies, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.51%	08/20/2030	—	(13)	—	—
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (12)	First Lien Debt	S +	5.25%	9.58%	06/23/2031	90	89	90	0.04
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.25%	9.58%	06/23/2031	5	5	5	—
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.25%	9.58%	06/21/2030	—	—	—	—
								25,108	25,340	9.93
Construction & Engineering
Superman Holdings, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	10,024	9,976	10,024	3.93
Superman Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(7)	—	—
Superman Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(7)	—	—

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
								$9,962	$10,024	3.93%
Diversified Consumer Services
Any Hour, LLC	(5)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	5,901	5,825	5,838	2.29
Any Hour, LLC	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	167	155	149	0.06
Any Hour, LLC	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	416	405	406	0.16
Any Hour, LLC	(5) (12)	Other Debt		13.00% PIK	13.00%	05/23/2031	1,593	1,567	1,576	0.62
Apex Service Partners, LLC	(5) (6) (12)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	11,371	11,262	11,371	4.46
Apex Service Partners, LLC	(5) (6) (12)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	2,705	2,678	2,705	1.06
Apex Service Partners, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	609	601	609	0.24
Eclipse Buyer, Inc.	(5) (8)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	2,169	2,148	2,169	0.85
Eclipse Buyer, Inc.	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(2)	—	—
Eclipse Buyer, Inc.	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(2)	—	—
Essential Services Holding Corporation	(5) (7)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	7,584	7,516	7,584	2.97
Essential Services Holding Corporation	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	(6)	—	—
Essential Services Holding Corporation	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(8)	—	—
								32,139	32,407	12.70
Electrical Equipment
Spark Buyer, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	4,688	4,619	4,619	1.81
Spark Buyer, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(13)	(14)	(0.01)
Spark Buyer, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(14)	(14)	(0.01)
								4,592	4,591	1.80
Electronic Equipment, Instruments & Components
NSI Holdings, Inc.	(5) (7) (12) (12)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	3,684	3,648	3,648	1.43
NSI Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(3)	(3)	—
NSI Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(7)	(7)	—
								3,638	3,638	1.43
Financial Services
MAI Capital Management Intermediate, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	1,930	1,912	1,930	0.76
MAI Capital Management Intermediate, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	361	354	361	0.14
MAI Capital Management Intermediate, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	57	53	57	0.02
PMA Parent Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	2,569	2,532	2,532	0.99
PMA Parent Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(3)	(3)	—
								4,848	4,877	1.91

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Health Care Providers & Services
Imagine 360, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	41	$40	$41	0.02%
Imagine 360, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	—	—	—
Imagine 360, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	—	—	—
mPulse Mobile, Inc.	(5)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	10,753	10,504	10,529	4.13
								10,544	10,570	4.14
Insurance Services
Galway Borrower, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	4,475	4,434	4,475	1.75
Integrity Marketing Acquisition, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	17,782	17,782	17,782	6.97
Integrity Marketing Acquisition, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
								22,216	22,257	8.72
IT Services
Apollo Acquisition, Inc.	(5)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	6,719	6,652	6,652	2.61
Apollo Acquisition, Inc.	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(12)	(12)	—
Apollo Acquisition, Inc.	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(9)	(9)	—
Ridge Trail US Bidco, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	10,276	10,125	10,248	4.02
Ridge Trail US Bidco, Inc.	(5) (6) (9) (12) (13)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	—	(26)	(10)	—
Ridge Trail US Bidco, Inc.	(5) (6) (9) (12) (13)	First Lien Debt	S +	4.50%	8.83%	03/31/2031	319	302	316	0.12
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (12)	First Lien Debt	S +	4.75%	9.23%	01/22/2027	1,022	1,009	1,022	0.40
UpStack, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	4,875	4,829	4,875	1.91
UpStack, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	—	(9)	—	—
UpStack, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	113	106	113	0.04
Victors Purchaser, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	14,554	14,417	14,554	5.70
Victors Purchaser, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	—	(16)	—	—
Victors Purchaser, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	—	(15)	—	—
Victors Purchaser, LLC	(5) (8) (12) (13)	First Lien Debt	C +	4.75%	9.08%	08/15/2031	C$416	296	289	0.11
								37,649	38,038	14.91
Life Sciences Tools & Services
Model N, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	7,595	7,527	7,595	2.98
Model N, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(7)	—	—
Model N, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(7)	—	—
								7,513	7,595	2.98
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	6,787	6,725	6,787	2.66
Vessco Midco Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	596	584	596	0.23

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Vessco Midco Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	—	$(7)	$—	—%
								7,302	7,383	2.89
Professional Services
Accordion Partners, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	5,870	5,812	5,812	2.28
Accordion Partners, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(5)	(5)	—
Accordion Partners, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(6)	(6)	—
Ascend Partner Services, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	3,266	3,235	3,266	1.28
Ascend Partner Services, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	—	(26)	—	—
Ascend Partner Services, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	673	663	673	0.26
Bridgepointe Technologies, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	32	31	31	0.01
Carr, Riggs and Ingram Capital, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	2,875	2,847	2,847	1.12
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(7)	(7)	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	83	77	77	0.03
ComPsych Investment Corp.	(5) (7)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	9,316	9,273	9,316	3.65
ComPsych Investment Corp.	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	—	(6)	—	—
IG Investment Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	3,594	3,559	3,559	1.39
IG Investment Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(4)	(4)	—
UHY Advisors, Inc.	(5) (7)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	1,766	1,749	1,749	0.69
UHY Advisors, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(9)	(9)	—
UHY Advisors, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(5)	(5)	—
								27,178	27,294	10.70
Real Estate Management & Development
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	15,312	15,344	15,301	6.00
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	180	180	179	0.07
MRI Software, LLC	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	26	22	26	0.01
								15,546	15,506	6.08
Software
AuditBoard, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	12,000	11,891	12,000	4.70
AuditBoard, Inc.	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(26)	—	—
AuditBoard, Inc.	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(21)	—	—
Everbridge Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	7,409	7,375	7,409	2.90
Everbridge Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	726	720	726	0.28
Everbridge Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	(3)	—	—
Granicus, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.75% (incl. 2.25%PIK)	10.34%	01/17/2031	36	36	36	0.01
Montana Buyer, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.36%	07/22/2029	8,926	8,926	8,926	3.50

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Montana Buyer, Inc.	(5) (12) (13)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	176	$176	$176	0.07%
Nasuni Corporation	(5) (7)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	8,276	8,157	8,276	3.24
Nasuni Corporation	(5) (7) (12) (13)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	(24)	—	—
Runway Bidco, LLC	(5) (8)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	5,464	5,409	5,409	2.12
Runway Bidco, LLC	(5) (8) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—
Runway Bidco, LLC	(5) (8) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—
								42,602	42,944	16.83
Total Debt Investments								$278,486	$280,284	109.85%

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members’ Capital
Equity Investments
Electrical Equipment
Sparkstone Electrical Group	(5) (10) (11) (12)	Common Equity		10/15/2024	1,000	$100	$100	0.04%
Total Equity Investments						$100	$100	0.04%
Total Portfolio Investments						$278,586	$280,384	109.89%

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR (“E”) or SOFR (“S”) or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32%, 1-month E at 2.85%,1-month S at 4.33%, 3-month S at 4.31% , 6- month S at 4.25% , SA at 4.70%, and the P at 7.50%.

(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").
(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024 non-qualifying assets represented 3.44% of total assets as calculated in accordance with regulatory requirements.

(10)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $100 or 0.04% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(11)	Non-income producing security.
(12)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the UBS Funding Facility (as defined below). See Note 6 "Debt".
(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2024:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	$978	$(5)
Accordion Partners, LLC	Revolver	11/17/2031	652	(6)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	1,564	(16)
Any Hour, LLC	Revolver	05/23/2030	450	(5)
Apex Service Partners, LLC	Revolver	10/24/2029	287	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	2,344	(12)
Apollo Acquisition, Inc.	Revolver	12/30/2030	938	(9)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	5,612	—
Ascend Partner Services, LLC	Revolver	08/11/2031	449	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	68	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	$323	$—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,458	(7)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	583	(6)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	2,667	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	1,765	(1)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	368	—
Eclipse Buyer, Inc.	Revolver	09/06/2031	187	—
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	1,487	—
Essential Services Holding Corporation	Revolver	06/17/2030	929	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	1,125	—
Everbridge Holdings, LLC	Revolver	07/02/2031	740	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	14	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	1,586	—
GraphPad Software, LLC	Revolver	06/30/2031	661	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,081	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	872	—
IG Investment Holdings, LLC	Revolver	09/22/2028	404	(4)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	6	—
Imagine 360, LLC	Revolver	10/02/2028	4	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	174	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	779	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	373	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	1,705	(1)
MRI Software, LLC	Revolver	02/10/2027	449	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	1,554	—
Model N, Inc.	Revolver	06/27/2031	828	—
Montana Buyer, Inc.	Revolver	07/22/2028	852	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	658	(3)
NSI Holdings, Inc.	Revolver	11/15/2031	658	(6)
Nasuni Corporation	Revolver	09/10/2030	1,724	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	181	(3)
Project Potter Buyer, LLC	Revolver	04/23/2026	492	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	1,674	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	787	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	3,543	(9)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	862	(2)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,357	(7)
Runway Bidco, LLC	Revolver	12/17/2031	679	(7)

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	$1,875	$(14)
Spark Buyer, LLC	Revolver	10/15/2031	937	(14)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	3,276	—
Superman Holdings, LLC	Revolver	08/29/2031	1,451	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	2,273	—
Transit Technologies, LLC	Revolver	08/20/2030	1,364	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,766	(9)
UHY Advisors, Inc.	Revolver	11/21/2031	467	(5)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	06/21/2026	45	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	06/21/2030	10	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,875	—
UpStack, Inc.	Revolver	08/25/2031	637	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	1,667	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	754	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	3,465	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,684	—
Total First Lien Debt Unfunded Commitments			$81,359	$(152)
Total Unfunded Commitments			$81,359	$(152)
 The accompanying notes are an integral part of these audited consolidated financial statements.

SL Investment Fund II LLC
Notes to Consolidated Financial Statements
December 31, 2024
(In thousands, except units and per unit amounts)

(1)     ORGANIZATION
SL Investment Fund II LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company intends to elect to be treated and comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. The Company is not a subsidiary of, or consolidated with, Morgan Stanley.
The Company was formed as a Delaware limited liability company on May 9, 2024 with the name “SL Investment Fund LLC”. The Company changed its name to “SL Investment Fund II LLC” on June 6, 2024 and commenced investment operations in June 2024. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”).
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. The Company intends to achieve its investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, the Company expects that investments other than first lien senior secured term loans would not exceed 10% of its gross assets at the time of acquisition of any such investments.
The Company has conducted and from time to time may conduct private offerings (the “Private Offering”) of its common units (the “Units” or “Common Units”) in reliance on exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase Common Units pursuant to a subscription agreement entered into with the Company (each, a “Subscription Agreement”). Investors are required to fund drawdowns to purchase Common Units up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
On September 13, 2024, the Company completed its initial closing (the “Initial Closing”) of Capital Commitments to purchase Units in a private placement pursuant to subscription agreements with investors (each, a “Subscription Agreement”). In the Initial Closing, the Company received aggregate capital commitments to purchase Units of approximately $744 million. Prior to such Initial Closing, certain senior investment professionals of the Adviser purchased 95,000 Units for an aggregate purchase price of $1.9 million (the “Seed Capital Closings”).
On September 20, 2024, the Company sold 515 units of its 12.0% Series A Cumulative Preferred Units (“Preferred Units”) for $3,000 per unit to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Preferred Units carry a fixed dividend rate of 12% per annum, payable semi-annually.
(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements.

Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: SLIF II Financing SPV LLC (“Financing SPV”), SLIF II CA SPV LLC (“CA SPV”), SLIF II Equity Holdings LLC (“Equity Holdings”), and SLIF II SPV LLC (“SLIF SPV”, and collectively CA SPV, Financing SPV, Equity Holdings LLC, and SLIF SPV the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
Cash
Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
Investments
Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statement of Financial Condition consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Dividend income is presented net of withholding tax, if any.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment and syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized in income when earned or when the services are rendered and there is no uncertainty or contingency related to the amount to be received.
Non-Accrual Investments
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
As of December 31, 2024 the Company had no investments on non-accrual status.
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units and Series A Preferred Units are capitalized as “deferred offering costs” on the Consolidated Statement of Financial Condition and amortized over a twelve-month period from the initial capital call and preferred unit issuance date, respectively.
Expenses
The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. The Company will pay MS Private Credit Administrative Services LLC (the “Administrator”) the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the administration agreement between the Company and the Administrator (the “Administration Agreement”). The Administrator will be reimbursed for certain expenses it incurs on the Company’s behalf. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley.
The Company pays the Investment Adviser a base management fee under the Investment Advisory Agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 “Related Party Transactions” below. The fees are recorded on the Consolidated Statements of Operations.
Deferred Financing Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of the revolving debt facility as deferred financing costs. These costs are deferred and amortized over the life of the related revolving credit facility using the straight-line method. Deferred financing costs related to the revolving credit facility are presented separately as an asset on the Company’s Consolidated Statement of Financial Condition. The amortization of such deferred financing costs are presented on the Company’s Consolidated Statements of Operations as interest expense and other financing expenses.
Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as distributions.
In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require the Company to distribute to its unitholders at least 90% of its investment company taxable income (the “ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a distribution declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
For the period from May 9, 2024 (inception) through December 31, 2024, the Company accrued $— of U.S. federal excise taxes.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. See “Note 12. Operating Segments” for more information on the effects of the adoption of ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On September 12, 2024, the Company entered into the Investment Advisory Agreement with MS Capital Partners Adviser Inc., (the “Advisor”). The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).
Pursuant to the Investment Advisory Agreement, the Company will reimburse the Adviser for the third party costs the Adviser incurs on the Company’s behalf in connection with the formation and the Initial Closing and the initial closing of Preferred Units.
Base Management Fee
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement, a base management fee (the “Base Management Fee”). The cost is ultimately borne by the unitholders. The Base Management Fee is calculated at an annual rate of 0.25% of the Company’s average Capital Under Management at the end of the two most recently completed calendar quarters (and, in the case of the Company’s first quarter, Capital Under Management as of such quarter-end).
Capital Under Management is defined as the cumulative capital called, less cumulative distributions categorized as returned capital. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and returned capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to investors. Base Management Fees for any partial month are prorated based on the number of days in the month. The Base Management Fee is payable quarterly in arrears, any Base Management Fees waived are not subject to recoupment by the Investment Adviser.

For the period from May 9, 2024 (inception) through December 31, 2024, $178 of Base Management Fee was accrued to the Investment Adviser. As of December 31, 2024, $159 were payable to the Investment Adviser relating to Base Management Fees.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the administration agreement dated September 12, 2024 (the “Administration Agreement”), the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors.
For the period from May 9, 2024 (inception) through December 31, 2024, $— expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Statement of Financial Condition as of December 31, 2024, were $37.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers. The indemnification agreements are intended to provide the directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act and are generally consistent with the indemnification provisions of the Company’s certificate of formation and limited liability company agreement. Each indemnification agreement provides that the Company will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act and consistent with the Employee Retirement Income Security Act of 1974, as amended.
(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$276,919	$278,708	99.4%
Other Debt Investments	1,567	1,576	0.6
Equity	100	100	—	(1)
Total	$278,586	$280,384	100.0%

(1)	Amounts round to 0.0%

The industry composition of investments at fair value was as follows:

December 31, 2024
Automobiles	4.7%
Biotechnology	2.6
Building Products	2.6
Commercial Services & Supplies	9.0
Construction and Engineering	3.6
Diversified Consumer Services	11.6
Electrical Equipment	1.7
Electronic Equipment, Instruments & Components	1.3
Financial Services	1.7
Health Care Providers & Services	3.8
Insurance Services	7.9
IT Services	13.6
Life Sciences Tools & Services	2.7
Multi-Utilities	2.6
Professional Services	9.7
Real Estate Management & Development	5.5
Software	15.4
Total	100.0%
The geographic composition of investments at cost and fair value were as follows:

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value
United States	278,586	280,384	100.0
Total	$278,586	$280,384	100.0%
(5) FAIR VALUE MEASUREMENTS
ASC 820 establishes a hierarchical disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
The three-level hierarchy for fair value measurements is defined as follows:
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company will not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level 2—inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, and certain over-the-counter derivatives where the fair value is based on observable inputs.
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, first and second lien debt, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:
(1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
(2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
(3)the Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
(4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provides the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
(5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.
The fair value is generally determined based on the assessment of the following factors, as relevant:
•     the nature and realizable value of any collateral;
•     call features, put features and other relevant terms of debt;
•     the portfolio company’s leverage and ability to make payments;
•     the portfolio company’s public or private letter credit ratings;
•     the portfolio company’s actual and expected earnings and discounted cash flow;
•     prevailing interest rates for like securities and expected volatility in future interest rates;
•     the markets in which the issuer does business and recent economic and/or market events; and
•     comparisons to publicly traded securities.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments as of December 31, 2024:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$278,708	$278,708
Other Debt Investments	—	—	1,576	1,576
Equity	—	—	100	100
Total	$—	$—	$280,384	$280,384
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the period from May 9, 2024 (inception) through December 31, 2024:

	December 31, 2024
	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	277,819	1,465	100	279,384
Proceeds from principal repayments and sales of investments	(988)	—	—	(988)
Accretion of discount/amortization of premium	88	1	—	89
Payment-in-kind	—	102	—	102
Net change in unrealized appreciation (depreciation)	1,790	8	—	1,798
Net realized gains (losses)	(1)	—	—	(1)
Transfers into/(out) of Level 3(1)	—	—	—	—
Fair value, end of period	$278,708	$1,576	$100	$280,384

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	$1,790	$8	$—	$1,798

(1)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$278,708	Yield Analysis	Discount Rate	8.18%	11.16%	9.12%
Other debt	1,576	Yield Analysis	Discount Rate			9.42%
Common equity	100	Market Approach	EBITDA Multiple			13.02x
Total investments	$280,384
(1) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment.
(2) For an asset category that contains a single investment, the range is not included.
As noted above, the significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the recent transaction is the transaction price. Significant increase in the transaction price in isolation would result in an increase in fair value measurement.
Financial instruments disclosed but not carried at fair value
The Company’s debt is presented at carrying cost on the Consolidated Statement of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	December 31, 2024
	Carrying Value	Fair Value
UBS Funding Facility	$45,500	$45,500
The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Funding Facility	$300,000	$45,500	$254,500
The summary information of its debt obligations were as follows:

For the period from May 9, 2024 (inception) through December 31, 2024
Weighted average interest rate(1)(3)	6.86%
Weighted average effective interest rate(2)(3)	9.34%
Weighted average outstanding balance(3)	$19,554
(1) Excludes unused commitment fees and amortization of financing costs
(2) Excludes unused commitment fees
(3) For the year ended December 31, 2024, calculated for the period from October 10, 2024 (UBS Facility closing date) through December 31, 2024
UBS Funding Facility
On October 10, 2024, Financing SPV entered into the UBS Facility, (the “UBS Facility”). The maximum commitment amount under the UBS Facility is $300 million. Proceeds of the borrowings under the UBS Facility may be used, among other things, to fund portfolio investments and to make advances under delayed draw term loans and revolving loans where Financing SPV is a lender. The availability period of the UBS Facility reinvestment period will end on October 10, 2027 and the UBS Facility will mature on October 10, 2029.
Financing SPV may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the UBS Facility bear interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is one-month term SOFR), plus an applicable margin of 2.15%. Financing SPV pays a commitment fee ranging from 0.50% to 1.50% per annum on the average daily unused amount of the commitments under the UBS Facility, depending on the percentage of unused commitments under the UBS Facility, and certain other fees as agreed between Financing SPV and UBS.
The UBS Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as customary events of default.
As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the UBS Funding Facility.

The summary information of the UBS Funding Facility is as follows:

For the period from May 9, 2024 (inception) through December 31, 2024
Borrowing interest expense	$304
Facility unused commitment fees	323
Amortization of deferred financing costs	110
Total	$737

(7)COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024, the Company had $81,359 of unfunded commitments to fund delayed draw and revolving senior secured loans.
As of December 31, 2024, the Company had $745,900 in total capital commitments from common unitholders, of which $494,000 was unfunded.
(8)MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

As of
December 31, 2024
Net distributable earnings (accumulated losses), beginning of period	$—
Net investment income (loss)	4,596
Accumulated realized gain (loss)	(1)
Net unrealized appreciation (depreciation)	1,798
Distributions declared	(4,838)
Tax reclassifications to equity of holders of Common Units	139
Net distributable earnings (accumulated losses), end of period	$1,694
The following table summarizes the total units issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the period from May 9, 2024 (inception) through December 31, 2024 (dollar amounts in thousands):

Common Unit Date	Common Units Issued	Amount
June 14, 2024	6,942	$139
June 18, 2024	23,058	461
June 28, 2024	10,000	200
July 16, 2024	20,000	400
August 28, 2024	35,000	700
September 20, 2024	12,500,000	250,000
Total	12,595,000	$251,900

The following table summarizes the Company’s distributions declared and payable for the period from May 9, 2024 (inception) through December 31, 2024 to the holders of Common Unit:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
November 04, 2024	December 31, 2024	January 27, 2025	$0.38	$4,786
Total Distributions			$0.38	$4,786
As of December 31, 2024, the Company has accrued and paid $52 of distributions to holders of the Series A Preferred Units.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per common unit:

For the period from May 9, 2024 (inception) through December 31, 2024
Net increase/(decrease) in net assets resulting from operations attributable to holders of Common Units	$6,341
Weighted average units outstanding	5,498,303
Basic and diluted earnings (loss) per common unit	$1.15
(10)     INCOME TAXES
For income tax purposes, distributions made to holders of the Company’s Preferred Units and Common Units are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2024, were as follows:

For the period from May 9, 2024 (inception) through December 31, 2024
Distributions paid from:
Ordinary income (including net short-term capital gains)	$4,838
Net long-term capital gains	—
Total taxable distributions	$4,838
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
For the year ended December 31, 2024, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year. The amount carried forward to 2025 is estimated to be approximately $151, of which $151 is expected to be ordinary income and $- is expected to be capital gains.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book-to-tax treatment of net operating losses, dividend re-designations and timing of the deductibility of certain business expenses, as applicable. To the extent these differences are permanent, they are charged or credited to additional paid-in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.
The book-to-tax differences relating to distributions made to the Company’s holders of Common unit resulted in reclassifications among certain capital accounts as follows:

As of
December 31, 2024
Paid-in capital in excess of par value of Common Units	$(139)
Total distributable earnings (loss)	$139

The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2024, were as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2024):

As of
December 31, 2024
Gross unrealized appreciation	$1,855
Gross unrealized depreciation	(57)
Net unrealized appreciation (depreciation)	$1,798
Tax cost of investments at year end	$278,586
(11) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights for common unitholders (dollar amounts in thousands, except per unit amounts):

For the period from May 9, 2024 (inception) through December 31, 2024
Per Unit Data:(1)
Members’ Capital, beginning of period	$20.00
Net investment income (loss)	0.84
Net unrealized and realized gain (loss)(2)	(0.34)
Net increase (decrease) in Members’ Capital resulting from operations	0.50
Dividends declared	(0.38)
Total increase (decrease) in Members’ Capital	0.12
Members’ Capital, end of period	$20.12
Common units outstanding, end of period	12,595,000
Weighted average common units outstanding(3)	5,498,303
Total return based on members’ capital	2.50%
Ratio/Supplemental Data :
Members' Capital attributable to the holders of Common Units, end of period	$253,455
Ratio of total expenses to average members capital(4)	2.97%
Ratio of net investment income to average members capital(4)	6.90%
Ratio of total contributed capital to total committed capital, end of period	33.77%
Asset coverage ratio(5)	660%
Portfolio turnover rate	0.38%

(1)	The per common unit data was derived by using the weighted average common units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Weighted average units outstanding was calculated for the period from June 14, 2024, the date of first issuance of units through December 31, 2024.
(4)	Ratios are calculated using the average Members’ Capital of the Company attributable to the holders of Common Units. Amounts are annualized except for organization and offering costs, and expenses related to the warehouse transaction. Amounts attributable to the holders of Common Units do not include impact of distributions paid or declared to Preferred unitholders.
(5)
Effective August 12, 2024, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to August 12, 2024, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.

(12) SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in members’ capital resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying statement of financial condition as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

(13) SUBSEQUENT EVENTS
On February 27, 2025, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 29, 2025 to Common Unitholders of record as of March 31, 2025.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Attestation Report of the Registered Public Accounting Firm
The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, and a Nominating and Corporate Governance Committee and may establish additional committees in the future.
Board of Directors and Executive Officers
Directors
Under our LLC Agreement, the Board of Directors will be composed of six directors, unless increased or decreased by a majority of the directors. To the extent required by the 1940 Act, at any time when there are outstanding preferred units, the preferred unitholders shall have the right, as a class, to elect two additional directors to the Board of Directors. The Company has designated David N. Miller and Jeffrey S. Levin as the directors to be voted on exclusively by holders of our preferred units. Each director will hold office until his or her death, resignation, retirement, disqualification or removal. Information regarding our Board of Directors is as follows:

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	48	Chair of the Board of Directors since 2024
Jeffrey S. Levin	44	Chief Executive Officer and Director since 2024
Independent Directors
Joan Binstock	71	Director since 2024
Bruce Frank	70	Director since 2024
Adam Metz	63	Director since 2024
Kevin Shannon	69	Director since 2024
The address for each of our directors is c/o SL Investment Fund II LLC, 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company
Orit Mizrachi	52	Chief Operating Officer
Michael Occi	41	President
David Pessah	39	Chief Financial Officer
Gauranga Pal	47	Chief Compliance Officer
Biographical Information
Directors
The Board of Directors has determined that each of the directors is qualified to serve as our director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. The Board of Directors has determined that each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our directors has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management. For the purposes of this report, our directors have been divided into two groups — independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Directors
David N. Miller has served as the Chair of our Board of Directors since August 2024 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Miller is the Global Head of Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. Mr. Miller joined Morgan Stanley in August 2016 and has over 25 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp., or Silver Bay, a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 –  - 2011), Mr. Miller served in various roles at the U.S. Department of Treasury, or the Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.
Jeffrey S. Levin has served as our Chief Executive Officer, and a member of our Board of Directors since August 2024 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Levin is Co-Head of Morgan Stanley’s North America Private Credit team, where he serves as the Chair of the Direct Lending Investment Committee and is the Portfolio Manager and the Head of Direct Lending. Mr. Levin also serves as Co-Portfolio Manager of the Senior Loan Fund investment strategy. Prior to rejoining Morgan Stanley in February 2019, Mr. Levin was a Partner and Managing Director at The Carlyle Group and a part of the management team for The Carlyle Group’s Direct Lending Platform. In addition, Mr. Levin served as President of The Carlyle Group’s BDCs from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a founding member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since August 2024 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Binstock has served as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company that has elected to be treated as a real estate investment trust, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trusts since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association, and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and on the Advisory Council of NY/NJ Year Up and previously served on the board of the Greystone Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since August 2024 and has served in the same capacity for each of the other MS BDC's since their formation. Mr. Frank also serves as a member of the board of directors and Chair of the Audit Committee of each of the other MS BDCs and as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Chairman of the Board, chair of the Nominating and Governance Committee and a member of the Audit Committee and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

Adam Metz has served as a member of our Board of Directors since August 2024 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Metz has spent over 40 years in the real estate industry. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves as chairman of the board of Seritage Growth Properties (NYSE:SRG), a national owner and developer of retail, residential and mixed use properties. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate and a member of the Management Committee until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s, or TPG, Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust, or REIT, history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served on the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC, where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Galata Acquisition Corp., from June 2021 to July 2023, Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of our Board of Directors since August 2024 and Chair of the Compensation Committee since August 2024 and has also served as a member of the board of directors of each of the other MS BDCs since their formation. Mr. Shannon also serves as a member of the board of directors of each of the other MS BDCs. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees, and he is currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer in August 2024 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.
Michael Occi was appointed as our President in January 2025 and also serves in the same capacity for each of the other MS BDCs. Mr. Occi also serves in the same capacity for each of the other MS BDCs. Mr. Occi has been a Managing Director of IM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining IM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

David Pessah was appointed as our Chief Financial Officer in August 2024 and serves in the same capacity for each of the other MS BDCs. Mr. Pessah has been a Managing Director of Morgan Stanley IM since December 2023. Prior to joining Morgan Stanley, Mr. Pessah held various positions at Goldman Sachs from September 2010 to November 2023, most recently as the Chief Financial Officer, Treasurer and Chief Accounting Officer of its business development company complex within Goldman Sachs’ Private Credit group. Mr. Pessah started his career in September 2007 at Ernst & Young LLP as an auditor in their financial services group. Mr. Pessah received his Bachelor of Science in Accounting from the University of Delaware and his MBA in Finance from Baruch College.
Gauranga Pal was appointed as our Chief Compliance Officer in August 2024 and serves in the same capacity for each of the other MS BDCs. In addition, Mr. Pal serves as Executive Director of IM. Mr. Pal joined IM in 2023. Prior to joining Morgan Stanley, Mr. Pal served as a Managing Director and Head of Investments Compliance of Blue Owl Capital where he served as from March 2021 to February 2023. Prior to Blue Owl Capital, Mr. Pal held various positions at Goldman Sachs between January 2005 to February 2021, most recently a Vice President and Senior Compliance Officer. Mr. Pal received his bachelor of technology in Chemical Engineering from the Indian Institute of Technology Kanpur and his MBA from the City University of New York.
Board of Directors Leadership Structure
Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board of Directors approves the appointment of our Adviser and officers, reviews and monitors the services and activities performed by our Adviser and executive officers and approves the engagement and reviews the performance of our independent public accounting firm.
Under our LLC Agreement, our Board of Directors may designate a Chair to preside over the meetings of our Board of Directors and meetings of the unitholders and to perform such other duties as may be assigned to him or her by the Board of Directors. We do not have a fixed policy as to whether the Chair of the Board of Directors should be an independent director and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and the best interests of our unitholders at such times.
Presently, David N. Miller serves as the Chair of our Board of Directors. Mr. Miller is an “interested person” as defined in Section 2(a)(19) of the 1940 Act of us, and therefore, is an interested director. We believe that Mr. Miller’s extensive knowledge of the financial services industry and capital markets in particular qualify him to serve as the Chair of our Board of Directors. We believe that we are best served through this leadership structure, as Mr. Miller’s relationship with our Adviser provides an effective bridge and encourages an open dialogue between management and our Board of Directors, ensuring that both groups act with a common purpose.
Our Board of Directors does not currently have a designated lead independent director. We are aware of the potential conflicts that may arise when a non-independent director is Chair of the Board of Directors, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee and the Nominating and Corporate Governance Committee, each of which is comprised solely of independent directors and the appointment of a chief compliance officer, with whom the independent directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.
We recognize that different board of directors’ leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.
Board of Directors’ Role in Risk Oversight
Our Board of Directors performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board of Directors and is comprised solely of Independent Directors, and (b) active monitoring by our Chief Compliance Officer and of our compliance policies and procedures.
As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists our Board of Directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.
Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board of Directors annually reviews a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report addresses, at a minimum, (a) the operation of our compliance policies and procedures and our service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the Independent Directors at least once each year.

We believe that our Board of Director’s role in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness, and we generally must invest at least 70% of our total assets in “qualifying assets.” In addition, we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our Board of Directors administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.
Insider Trading Policy
Our insider trading policy (the “Insider Trading Policy”) governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. To the extent we engage in transactions in our securities, we do so in accordance with applicable laws.
Committees of the Board of Directors
An Audit Committee and a Nominating and Corporate Governance Committee have been established by our Board of Directors. All directors are expected to attend at least 75% of the aggregate number of meetings of our Board of Directors and of the respective committees on which they serve.
Audit Committee
The members of the Audit Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is financially literate, is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act, and meets the independence requirements of Rule 10A(m)(3) of the Exchange Act. Mr. Frank serves as Chair of the Audit Committee. Our Board of Directors has determined that Ms. Binstock and Messrs. Frank, Metz and Shannon are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of certain of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Binstock serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board of Directors. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and overseeing the evaluation of our Board of Directors and our management.
The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses director diversity, among other factors, with a view toward the needs of our Board of Directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively, including concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board of Directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a board of directors that best serves our needs and the interests of our unitholders.
Indemnification Agreements
We have entered into indemnification agreements with our directors and officers. The indemnification agreements are intended to provide our directors and officers the maximum indemnification permitted under Delaware law, and the 1940 Act and, if applicable, ERISA. Each indemnification agreement provides that we will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law, and the 1940 Act, and, if applicable ERISA.
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by our Chief Executive Officer and member of the Board of Directors, Jeffrey S. Levin. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
With an average of 25 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
The members of the Investment Committee are: David N. Miller, Jeffrey S. Levin, Jeffrey Day, Kunal Soni, David Kulakofsky, Sean Sullivan, Ashwin Krishnan, Henry ‘Hank’ D’Alessandro, Toby Norris and Peter Ma.
The foregoing lists of personnel may not be complete lists and are subject to change, at any time, at the discretion of the Adviser, and no assurance can be given that such personnel will remain in their current positions or retain their current functions with regard to the platform or the Company. Also, the Adviser may change the scope of senior management, portfolio management or the Investment Committee’s responsibilities from time to time, or may conduct periodic portfolio reviews through other internal management committees within guidelines and constraints approved by the Investment Committee. The Adviser undertakes no obligation to update the foregoing description relating to senior management, portfolio management or the Investment Committee in the event of a change in personnel or in the scope of responsibilities.
Item 11. Executive Compensation
Compensation of Executive Officers
None of our executive officers receive direct compensation from us. Any compensation paid for services relating to our financial reporting and compliance functions will be paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered to us. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.
Compensation of Directors
For the fiscal year ended December 31, 2024, the Independent Directors received an annual fee of $200,000 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $5,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as Independent Directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2024. No compensation is paid by the Company to any interested director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$14,946	$374,945
Bruce Frank	$16,441	$414,254
Adam Metz	$14,946	$374,945
Kevin Shannon	$14,946	$374,945
1.The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund LLC, North Haven Private Income Fund A, LGAM Private Credit LLC, SL Investment Corp, and T Series Middle Market Loan Fund LLC.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Timing of Grants of Options
We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information as of March 7, 2025 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Name of Individual or Identity of Group	Number of Units of Common unit Beneficially Owned(1)	Percent of Common units Beneficially Owned(1)	Number of Units of Preferred unit Beneficially Owned(1)	Percent of Preferred units Beneficially Owned(1)
David N. Miller	6,531	*
Jeffrey S. Levin	23,750	*
Joan Binstock	—	—
Bruce Frank	—	—
Adam Metz	—	—
Kevin Shannon	—	—
Orit Mizrachi	1,781	*
Michael Occi	1,781	*
David Pessah	—	—
Gauranga Pal	—	—
All directors and officers as a group (10 persons)	33,843	*
Beneficial Ownership of 5% or More
Lockheed Martin Corporation Master Retirement Trust (2)	2,520,161	20.0%
*Represents less than 0.1%

(1)
For purposes of this table, a person or group is deemed to have “beneficial ownership” of any units of our common unit or our preferred unit as of a given date which such person has or units the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days after such date. For purposes of computing the percentage of outstanding units of common unit and our preferred unit held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of determining the percentage of units beneficially owned for such person, but is not deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of any other person (except in the case of Directors and executive officers as a group). Except as otherwise noted, each beneficial owner of more than 5% of our common unit and preferred unit and each Director and executive officer has sole voting and/or investment power over the units reported.

(2)
The number of shares beneficially owned is based on a Schedule 13G filed on February 7, 2025. Lockheed Martin Corporation Master Retirement Trust (“MRT”), an employee benefit plan trust governed by the Employee Retirement Income Security Act of 1974, as amended, is the record owner of 2,520,161 Units. LMIMCo is the named fiduciary of MRT and may be deemed to beneficially own securities held by MRT. Lockheed Martin Corporation (“LMC”) is the sole owner of LMIMCo and as a result of that relationship may be deemed to beneficially own the securities beneficially owned by LMIMCo. LMC expressly disclaims beneficial ownership of the securities reported therein. The principal business address of LMC is 6801 Rockledge Drive, Bethesda, MD 20817. The principal business address of each of MRT and LMIMCo is c/o Lockheed Martin Investment Management Company, 6801 Rockledge Drive, MP 150, 9th Floor, Bethesda, MD 20817.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Investment Advisory Agreement
We entered into an Investment Advisory Agreement with our Investment Adviser on September 12, 2024. Pursuant to the Investment Advisory Agreement, we pay our Investment Adviser a base management fee. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or our Independent Directors.
Administration Agreement
We entered into the Administration Agreement on September 12, 2024 with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Director Independence
The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist our Board of Directors in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board of Directors has and determined that each of our directors, other than Messrs. Miller and Levin, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board of Directors, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an Independent Director to change. Our Board of Directors limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to Independent Directors.
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2024.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2024	$80,000	$—	$—	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2024, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
The following documents are filed as part of this annual report:
(1) Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 75 of this annual report on Form 10-K.
(2) Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3) Exhibits. The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1
Certificate of Formation of the Company, dated as of May 9, 2024 (Incorporated by reference to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on September 12, 2024 (File No. 000-56688)).

3.2
Certificate of Amendment of Certificate of Formation of the Company, dated as of June 6, 2024 (Incorporated by reference to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on September 12, 2024 (File No. 000-56688)).

3.3
Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of September 12, 2024 (Incorporated by reference to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on September 12, 2024 (File No. 000-56688)).

3.4
Supplement to Second Amended and Restated Limited Liability Company Agreement of the Company for 12.0% Series A Cumulative Preferred Units, dated September 12, 2024 (Incorporated by reference to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on September 12, 2024 (File No. 000-56688)).

4.1*	Description Of Securities
10.1
Investment Advisory Agreement, dated as of September 12, 2024 (Incorporated by reference to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on September 12, 2024 (File No. 000-56688)).

10.2
Administration Agreement, dated as of September 12, 2024 (Incorporated by reference to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on September 12, 2024 (File No. 000-56688)).

10.3	Form of Indemnification Agreement (Incorporated by reference to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on September 12, 2024 (File No. 000-56688)).
10.4
Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019 (Incorporated by reference to the Registration Statement on Form 10 filed by North Haven Private Income Fund LLC on January 21, 2022 (File No. 000-56388)).

10.5
Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of June 5, 2024 (Incorporated by reference to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on September 12, 2024 (File No. 000-56688)).

10.6	Form of Subscription Agreement (Incorporated by reference to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on September 12, 2024 (File No. 000-56688)).
10.7
Loan and Servicing Agreement, dated October 10, 2024, by and among SLIF II Financing SPV LLC, as borrower, SL Investment Fund II LLC, as equityholder and as servicer, UBS AG London Branch, as administrative agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent and as collateral custodian (Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 filed by SL Investment Fund II LLC on November 7, 2024 (File No. 000 56688)).

10.8*
Amendment No. 1 to Loan and Servicing Agreement, dated as of December 19, 2024, among SLIF II Financing SPV LLC, as borrower, SL Investment Fund II, LLC, as equityholder and as servicer, UBS AG London Branch, as administrative agent, and each of the Lenders party hereto and State Street Bank and Trust Company, as collateral agent and as collateral custodian.

14.1	Code of Ethics of the Company (Incorporated by reference to the Registration Statement on Form 10 filed by North Haven Private Income Fund A LLC on July 13, 2023 (File No. 000-56571)).

14.2
Code of Ethics of MS Capital Partners Adviser Inc. (Incorporated by reference to the Registration Statement on Form 10 filed by North Haven Private Income Fund A LLC on July 13, 2023 (File No. 000-56571)).

19.1*	Insider Trading Policy
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SC	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Fund II LLC

Dated: March 7, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 7, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 7, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)

Dated: March 7, 2025	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 7, 2025	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 7, 2025	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 7, 2025	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 7, 2025	By:	/s/ Adam Metz
Adam Metz Director