Form 10-Q
period 2025-03-31
SL Investment Fund II LLC
filed 2025-05-14
CIK 2028686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s common units, $0.001 par value outstanding at May 14, 2025 was 12,595,000.

SL Investment Fund II LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025
SIGNATURES

SL Investment Fund II LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $347,712 and $278,586)	$349,234	$280,384
Cash	13,404	21,650
Deferred offering costs	144	219
Deferred financing costs	2,446	2,306
Interest and dividend receivable from non-controlled/non-affiliated investments	2,057	1,760
Receivable for investments sold/repaid	9	55
Other assets	96	10
Total assets	367,390	306,384

Liabilities
Debt	105,500	45,500
Payable to affiliates (Note 3)	187	37
Dividends payable	5,546	4,786
Management fees payable	157	159
Interest and financing costs payable	672	627
Accrued expenses and other liabilities	558	275
Total liabilities	112,620	51,384

Commitments and contingencies (Note 7)

Members' Capital
Series A Preferred Units, par value $0.001 (515 units issued and outstanding )	—	—
Paid-in capital in excess of par value of Series A Preferred Units	1,545	1,545
Common Units, par value $0.001 per unit (12,595,000 units issued and outstanding )	13	13
Paid-in capital in excess of par value of Common Units	251,748	251,748
Distributable earnings (loss)	1,464	1,694
Total Members’ Capital	254,770	255,000
Total liabilities and Member’ Capital	$367,390	$306,384
Members’ Capital per common unit	$20.11	$20.12

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC
Consolidated Statement of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

For the Three Months Ended March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,942
Payment-in-kind income	65
Other income	153
Total investment income	8,160

Expenses:
Interest and other financing expenses	1,880
Management fees	157
Organization and offering costs	106
Professional fees	285
Directors’ fees	52
General and other expenses	79
Total expenses	2,559
Net investment income (loss) before taxes	5,601
Excise tax expense	2
Net investment income (loss) after taxes	5,599

Net realized and unrealized gain (loss):
Net realized gain (loss) from non-controlled/non-affiliated investments	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(276)
Translation of assets and liabilities in foreign currencies	(7)
Net realized and unrealized gain (loss)	(283)
Net increase (decrease) in Members’ Capital resulting from operations	5,316
Series A Preferred Unit dividend	(46)
Net increase (decrease) in Members’ Capital resulting from operations attributable to holders of Common Units	$5,270

Net investment income (loss) per common unit (basic and diluted)	$0.44
Earnings per common unit (basic and diluted)	$0.42
Weighted average common units outstanding:	12,595,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC
Consolidated Statement of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amounts)

For the Three Months Ended March 31, 2025
Members’ Capital at the beginning of period	$255,000
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	5,599
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(283)
Net increase (decrease) in Members’ Capital resulting from operations	5,316

Distributions to unitholders from:
Distributable earnings	(5,546)
Total distributions to unitholders	(5,546)
Total increase (decrease) in Members' Capital	(230)
Members' Capital at end of period	$254,770
Distribution per Common Unit	$0.44

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

For the Three Months Ended March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations	$5,316
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	276
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	7
Net realized (gain) loss on investments	—
Net accretion of discount and amortization of premium on investments	(134)
Payment-in-kind interest and dividend capitalized	(52)
Amortization of deferred financing costs	133
Amortization of deferred offering costs	75
Purchases of investments and change in payable for investments purchased	(72,536)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid.	3,642
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(297)
(Increase) decrease in other assets	(86)
(Increase) decrease in deferred financing costs	(273)
(Decrease) increase in payable to affiliates	150
(Decrease) increase in management fee payable	(2)
(Decrease) increase in interest and financing costs payable	45
(Decrease) increase in accrued expenses and other liabilities	283
Net cash provided by (used in) operating activities	(63,453)

Cash flows from financing activities:
Borrowings on debt	60,000
Dividends paid	(4,786)
Net cash provided by (used in) financing activities	55,214
Net increase (decrease) in cash	(8,239)
Effect of foreign exchange rate changes on cash	$(7)
Cash, beginning of period	21,650
Cash, end of period	$13,404

Supplemental information and non-cash activities:
Excise tax paid	$2
Interest expense paid	$1,702
Dividend payable	$5,546
Accrued but unpaid deferred financing costs	$273

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Debt Investments
Automobiles
Drivecentric Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	9.07%	08/15/2031	13,235	$13,114	$13,178	5.17%
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.07%	08/15/2031	—	(16)	(7)	—
								13,098	13,171	5.17
Beverages
Vamos Bidco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	6,749	6,683	6,683	2.62
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(14)	(14)	(0.01)
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(8)	(8)	—
								6,661	6,661	2.61
Biotechnology
GraphPad Software, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	9.05%	06/30/2031	7,009	6,978	7,009	2.75
GraphPad Software, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	06/30/2031	175	168	175	0.07
GraphPad Software, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	06/30/2031	—	(3)	—	—
								7,143	7,184	2.82
Building Products
Project Potter Buyer, LLC	(5) (6) (12)	First Lien Debt	S +	6.00%	10.30%	04/23/2027	7,375	7,375	7,375	2.89
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	04/23/2026	—	—	—	—
								7,375	7,375	2.89
Commercial Services & Supplies
CRCI Longhorn Holdings, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	3,521	3,489	3,521	1.38
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	306	301	306	0.12
Firebird Acquisition Corp, Inc.	(5) (7)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	02/02/2032	2,833	2,820	2,819	1.11
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	02/02/2032	—	(4)	(4)	—
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	02/02/2032	—	(3)	(3)	—
HSI Halo Acquisition, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	9.29%	06/30/2031	7,303	7,239	7,303	2.87
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	06/30/2031	226	219	226	0.09
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	06/28/2030	—	(7)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	6,500	6,500	6,500	2.55
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	1,048	1,032	1,048	0.41
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	05/24/2030	112	105	112	0.04
Transit Technologies, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	9.17%	08/20/2031	6,364	6,305	6,364	2.50
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.17%	08/20/2031	712	698	712	0.28

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.17%	08/20/2030	—	$(12)	$—	—%
United Flow Technologies Intermediate Holdco II, LLC	(5) (6)	First Lien Debt	S +	5.25%	9.55%	06/23/2031	89	88	89	0.03
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	06/23/2031	38	37	38	0.01
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	06/21/2030	—	—	—	—
								28,803	29,031	11.40
Construction & Engineering
Superman Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	9,999	9,952	9,999	3.92
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	2,091	2,074	2,091	0.82
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	—	(6)	—	—
								12,020	12,090	4.75
Diversified Consumer Services
Any Hour, LLC	(5) (8) (12)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	5,886	5,813	5,802	2.28
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	167	155	142	0.06
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	468	457	455	0.18
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	1,645	1,620	1,612	0.63
Apex Service Partners, LLC	(5) (6)	First Lien Debt	S +	5.00%	9.31%	10/24/2030	11,343	11,237	11,343	4.45
Apex Service Partners, LLC	(5) (6)	First Lien Debt	S +	5.00%	9.31%	10/24/2030	2,698	2,673	2,698	1.06
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.31%	10/24/2029	759	751	759	0.30
DA Blocker Corp.	(5) (7) (9) (12)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	7,054	6,984	6,984	2.74
DA Blocker Corp.	(5) (7) (9) (13)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	—	(11)	(11)	—
DA Blocker Corp.	(5) (7) (9) (13)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	220	213	213	0.08
Eclipse Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	2,169	2,149	2,169	0.85
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	(2)	—	—
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	(2)	—	—
Essential Services Holding Corporation	(5) (7) (12)	First Lien Debt	S +	5.00%	9.30%	06/17/2031	7,584	7,518	7,584	2.98
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	06/17/2031	—	(6)	—	—
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	06/17/2030	148	141	148	0.06
								39,690	39,898	15.66
Electrical Equipment
Spark Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	4,676	4,609	4,635	1.82
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(13)	(17)	(0.01)
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(13)	(8)	—
								4,583	4,610	1.81
Electronic Equipment, Instruments & Components
NSI Holdings, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	3,675	3,640	3,639	1.43
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(3)	(7)	—

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	$(6)	$(6)	—%
								3,631	3,626	1.42
Financial Services
MAI Capital Management Intermediate, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	1,930	1,912	1,930	0.76
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	451	444	451	0.18
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	104	100	104	0.04
PMA Parent Holdings, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.58%	01/31/2031	2,569	2,533	2,547	1.00
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.58%	01/31/2031	—	(3)	(2)	—
								4,986	5,030	1.97
Health Care Providers & Services
Imagine 360, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.05%	10/02/2028	40	40	40	0.02
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	10/02/2028	—	—	—	—
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	10/02/2028	—	—	—	—
mPulse Mobile, Inc.	(5) (7) (12)	First Lien Debt	S +	6.25%	10.65%	12/17/2027	10,726	10,496	10,633	4.17
								10,536	10,673	4.19
Insurance Services
Galway Borrower, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	4,463	4,425	4,463	1.75
Integrity Marketing Acquisition, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	9.31%	08/25/2028	17,737	17,737	17,737	6.96
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	08/25/2028	—	—	—	—
								22,162	22,200	8.71
IT Services
Apollo Acquisition, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	6,702	6,637	6,614	2.60
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(11)	(31)	(0.01)
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(9)	(12)	—
Ridge Trail US Bidco, Inc.	(5) (6) (9) (12)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	10,250	10,104	10,132	3.98
Ridge Trail US Bidco, Inc.	(5) (6) (9) (13)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	—	(25)	(41)	(0.02)
Ridge Trail US Bidco, Inc.	(5) (6) (9) (13)	First Lien Debt	S +	4.50%	8.80%	03/31/2031	319	303	305	0.12
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (12)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	13,529	13,396	13,397	5.26
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	188	164	164	0.06
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	—	(17)	(17)	(0.01)
UpStack, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	9.32%	08/25/2031	4,875	4,830	4,802	1.88
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.32%	08/25/2031	375	365	347	0.14
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.32%	08/25/2031	169	162	158	0.06
Victors Purchaser, LLC	(5) (8) (12)	First Lien Debt	S +	4.75%	9.05%	08/15/2031	14,518	14,385	14,516	5.70
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	08/15/2031	751	731	750	0.29
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	08/15/2031	—	(14)	—	—

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
								$51,001	$51,084	20.05%
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	7,577	7,510	7,577	2.97
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	(6)	—	—
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	(7)	—	—
								7,497	7,577	2.97
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	9.05%	07/24/2031	6,787	6,727	6,787	2.66
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	07/24/2031	596	584	596	0.23
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	07/24/2031	—	(7)	—	—
								7,304	7,383	2.90
Professional Services
Accordion Partners, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	5,870	5,813	5,843	2.29
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	157	152	152	0.06
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(6)	(3)	—
Ascend Partner Services, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.75%	08/11/2031	3,258	3,228	3,258	1.28
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	08/11/2031	1,583	1,550	1,583	0.62
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	08/11/2031	359	349	359	0.14
Bridgepointe Technologies, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	51	50	51	0.02
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	2,875	2,847	2,846	1.12
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	237	230	223	0.09
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	167	160	160	0.06
ComPsych Investment Corp.	(5) (7) (12)	First Lien Debt	S +	4.75%	9.04%	07/22/2031	9,292	9,251	9,292	3.65
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.04%	07/22/2031	—	(6)	—	—
IG Investment Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	9.29%	09/22/2028	3,585	3,552	3,567	1.40
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	09/22/2028	—	(3)	(2)	—
UHY Advisors, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	1,766	1,749	1,760	0.69
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	—	(8)	(7)	—
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	104	100	102	0.04
								29,008	29,184	11.46
Real Estate Management & Development
Inhabitiq, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	6,890	6,856	6,856	2.69
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(5)	(5)	—
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(6)	(6)	—
MRI Software, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	15,271	15,300	15,182	5.96
MRI Software, LLC	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	580	577	568	0.22

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	26	$23	$24	0.01%
								22,745	22,619	8.88
Software
AuditBoard, Inc.	(5) (6) (12)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	12,000	11,894	12,000	4.71
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(25)	—	—
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(20)	—	—
Banyan Software Holdings, LLC	(5) (6) (12)	First Lien Debt	S +	5.25%	9.58%	01/02/2031	6,087	6,028	6,028	2.37
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.58%	01/02/2031	1,267	1,245	1,245	0.49
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.58%	01/02/2031	—	(6)	(6)	—
Everbridge Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	9.31%	07/02/2031	7,390	7,358	7,390	2.90
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	07/02/2031	724	718	724	0.28
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	07/02/2031	—	(3)	—	—
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	01/17/2031	36	36	36	0.01
Montana Buyer, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	9.33%	07/22/2029	8,903	8,903	8,903	3.49
Montana Buyer, Inc.	(5) (13)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	176	176	176	0.07
Nasuni Corporation	(5) (7) (12)	First Lien Debt	S +	5.75%	10.05%	09/10/2030	8,276	8,161	8,276	3.25
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.75%	10.05%	09/10/2030	—	(23)	—	—
Onit, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	9.80%	01/27/2032	9,917	9,819	9,819	3.85
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.80%	01/27/2032	—	(21)	(21)	(0.01)
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.80%	01/27/2032	—	(14)	(14)	(0.01)
Runway Bidco, LLC	(5) (8) (12)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	5,464	5,411	5,443	2.14
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(7)	(5)	—
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(7)	(2)	—
Saturn Borrower, Inc.	(5) (6) (12)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	9,821	9,680	9,680	3.80
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(25)	(25)	(0.01)
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(23)	(23)	(0.01)
								$69,255	$69,624	27.33%
Total Debt Investments								$347,498	$349,020	137.00%

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Equity Investments
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (10) (11)	Common Equity		02/03/2025	120,000	$114	$114	0.04%

Electrical Equipment
Sparkstone Electrical Group	(5) (10) (11)	Common Equity		10/15/2024	1,000	100	100	0.04
Total Equity Investments						$214	$214	0.08%
Total Portfolio Investments						$347,712	$349,234	137.08%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR (“E”) or SOFR (“S”) or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. As of March 31, 2025, the reference rates for our variable rate loans were the C at 2.77%, 1-month E at 2.36%,1-month S at 4.32%, 3-month S at 4.29% , 6- month S at 4.19% , SA at 4.46%, and the P at 7.50%.

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
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025 non-qualifying assets represented 4.79% of total assets as calculated in accordance with regulatory requirements.

(10)	Non-income producing security.
(11)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $214 or 0.08% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)	Assets or a portion thereof are pledged as collateral for the UBS Funding Facility. See Note 6 “Debt”.
(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2025:

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	$822	$(4)
Accordion Partners, LLC	Revolver	11/17/2031	652	(3)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	1,564	(22)
Any Hour, LLC	Revolver	05/23/2030	398	(6)
Apex Service Partners, LLC	Revolver	10/24/2029	137	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	2,344	(31)
Apollo Acquisition, Inc.	Revolver	12/30/2030	938	(12)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	4,029	—
Ascend Partner Services, LLC	Revolver	08/11/2031	763	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	01/02/2027	1,994	(13)
Banyan Software Holdings, LLC	Revolver	01/02/2031	652	(6)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	49	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	283	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,221	(12)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	500	(5)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	2,667	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(11)
DA Blocker Corp.	Revolver	02/13/2032	514	(5)
Drivecentric Holdings, LLC	Revolver	08/15/2031	1,765	(8)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	368	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	186	—
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	1,487	—
Essential Services Holding Corporation	Revolver	06/17/2030	781	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	1,125	—
Everbridge Holdings, LLC	Revolver	07/02/2031	740	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,667	(4)
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	500	(2)
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	14	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	1,586	—
GraphPad Software, LLC	Revolver	06/30/2031	661	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,081	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	871	—
IG Investment Holdings, LLC	Revolver	09/22/2028	404	(2)

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	$6	$—
Imagine 360, LLC	Revolver	10/02/2028	3	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,914	(5)
Inhabitiq, Inc.	Revolver	01/12/2032	1,196	(6)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	174	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	689	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	326	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	1,305	(8)
MRI Software, LLC	Revolver	02/10/2027	449	(3)
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	1,554	—
Model N, Inc.	Revolver	06/27/2031	828	—
Montana Buyer, Inc.	Revolver	07/22/2028	852	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	658	(6)
NSI Holdings, Inc.	Revolver	11/15/2031	658	(6)
Nasuni Corporation	Revolver	09/10/2030	1,724	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	4,375	(21)
Onit, Inc.	Revolver	01/27/2032	1,458	(14)
PMA Parent Holdings, LLC	Revolver	01/31/2031	181	(2)
Project Potter Buyer, LLC	Revolver	04/23/2026	492	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	1,553	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	787	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	3,543	(41)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	862	(10)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,357	(5)
Runway Bidco, LLC	Revolver	12/17/2031	679	(3)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	3,571	(26)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,607	(23)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	1,875	(16)
Spark Buyer, LLC	Revolver	10/15/2031	938	(8)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	1,179	—
Superman Holdings, LLC	Revolver	08/29/2031	1,451	—
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	4,518	(23)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	1,765	(17)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,559	—
Transit Technologies, LLC	Revolver	08/20/2030	1,364	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,766	(7)
UHY Advisors, Inc.	Revolver	11/21/2031	364	(1)

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	06/21/2026	$12	$—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	06/21/2030	10	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,500	(23)
UpStack, Inc.	Revolver	08/25/2031	581	(9)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,812	(14)
Vamos Bidco, Inc.	Revolver	01/30/2032	844	(8)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	1,667	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	754	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	2,713	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,980	—
Total First Lien Debt Unfunded Commitments			$106,302	$(451)
Total Unfunded Commitments			$106,302	$(451)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

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

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
								$9,962	$10,024	3.93%
Diversified Consumer Services
Any Hour, LLC	(5)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	5,901	5,825	5,838	2.29
Any Hour, LLC	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	167	155	149	0.06
Any Hour, LLC	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	416	405	406	0.16
Any Hour, LLC	(5) (12)	Other Debt		13.00% PIK	13.00%	05/23/2031	1,593	1,567	1,576	0.62
Apex Service Partners, LLC	(5) (6) (12)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	11,371	11,262	11,371	4.46
Apex Service Partners, LLC	(5) (6) (12)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	2,705	2,678	2,705	1.06
Apex Service Partners, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	609	601	609	0.24
Eclipse Buyer, Inc.	(5) (8)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	2,169	2,148	2,169	0.85
Eclipse Buyer, Inc.	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(2)	—	—
Eclipse Buyer, Inc.	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(2)	—	—
Essential Services Holding Corporation	(5) (7)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	7,584	7,516	7,584	2.97
Essential Services Holding Corporation	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	(6)	—	—
Essential Services Holding Corporation	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(8)	—	—
								32,139	32,407	12.70
Electrical Equipment
Spark Buyer, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	4,688	4,619	4,619	1.81
Spark Buyer, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(13)	(14)	(0.01)
Spark Buyer, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(14)	(14)	(0.01)
								4,592	4,591	1.80
Electronic Equipment, Instruments & Components
NSI Holdings, Inc.	(5) (7) (12) (12)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	3,684	3,648	3,648	1.43
NSI Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(3)	(3)	—
NSI Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(7)	(7)	—
								3,638	3,638	1.43
Financial Services
MAI Capital Management Intermediate, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	1,930	1,912	1,930	0.76
MAI Capital Management Intermediate, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	361	354	361	0.14
MAI Capital Management Intermediate, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	57	53	57	0.02
PMA Parent Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	2,569	2,532	2,532	0.99
PMA Parent Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(3)	(3)	—
								4,848	4,877	1.91
Health Care Providers & Services
Imagine 360, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	41	40	41	0.02

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Imagine 360, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	$—	$—	—%
Imagine 360, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	—	—	—
mPulse Mobile, Inc.	(5)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	10,753	10,504	10,529	4.13
								10,544	10,570	4.14
Insurance Services
Galway Borrower, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	4,475	4,434	4,475	1.75
Integrity Marketing Acquisition, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	17,782	17,782	17,782	6.97
Integrity Marketing Acquisition, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
								22,216	22,257	8.72
IT Services
Apollo Acquisition, Inc.	(5)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	6,719	6,652	6,652	2.61
Apollo Acquisition, Inc.	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(12)	(12)	—
Apollo Acquisition, Inc.	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(9)	(9)	—
Ridge Trail US Bidco, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	10,276	10,125	10,248	4.02
Ridge Trail US Bidco, Inc.	(5) (6) (9) (12) (13)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	—	(26)	(10)	—
Ridge Trail US Bidco, Inc.	(5) (6) (9) (12) (13)	First Lien Debt	S +	4.50%	8.83%	03/31/2031	319	302	316	0.12
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (12)	First Lien Debt	S +	4.75%	9.23%	01/22/2027	1,022	1,009	1,022	0.40
UpStack, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	4,875	4,829	4,875	1.91
UpStack, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	—	(9)	—	—
UpStack, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	113	106	113	0.04
Victors Purchaser, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	14,554	14,417	14,554	5.70
Victors Purchaser, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	—	(16)	—	—
Victors Purchaser, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	—	(15)	—	—
Victors Purchaser, LLC	(5) (8) (12) (13)	First Lien Debt	C +	4.75%	9.08%	08/15/2031	$416	296	289	0.11
								37,649	38,038	14.91
Life Sciences Tools & Services
Model N, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	7,595	7,527	7,595	2.98
Model N, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(7)	—	—
Model N, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(7)	—	—
								7,513	7,595	2.98
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	6,787	6,725	6,787	2.66
Vessco Midco Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	596	584	596	0.23
Vessco Midco Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	—	(7)	—	—
								7,302	7,383	2.89

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Professional Services
Accordion Partners, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	5,870	$5,812	$5,812	2.28%
Accordion Partners, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(5)	(5)	—
Accordion Partners, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(6)	(6)	—
Ascend Partner Services, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	3,266	3,235	3,266	1.28
Ascend Partner Services, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	—	(26)	—	—
Ascend Partner Services, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	673	663	673	0.26
Bridgepointe Technologies, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	32	31	31	0.01
Carr, Riggs and Ingram Capital, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	2,875	2,847	2,847	1.12
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(7)	(7)	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	83	77	77	0.03
ComPsych Investment Corp.	(5) (7)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	9,316	9,273	9,316	3.65
ComPsych Investment Corp.	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	—	(6)	—	—
IG Investment Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	3,594	3,559	3,559	1.39
IG Investment Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(4)	(4)	—
UHY Advisors, Inc.	(5) (7)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	1,766	1,749	1,749	0.69
UHY Advisors, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(9)	(9)	—
UHY Advisors, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(5)	(5)	—
								27,178	27,294	10.70
Real Estate Management & Development
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	15,312	15,344	15,301	6.00
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	180	180	179	0.07
MRI Software, LLC	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	26	22	26	0.01
								15,546	15,506	6.08
Software
AuditBoard, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	12,000	11,891	12,000	4.70
AuditBoard, Inc.	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(26)	—	—
AuditBoard, Inc.	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(21)	—	—
Everbridge Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	7,409	7,375	7,409	2.90
Everbridge Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	726	720	726	0.28
Everbridge Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	(3)	—	—
Granicus, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.75% (incl. 2.25%PIK)	10.34%	01/17/2031	36	36	36	0.01
Montana Buyer, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.36%	07/22/2029	8,926	8,926	8,926	3.50
Montana Buyer, Inc.	(5) (12) (13)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	176	176	176	0.07
Nasuni Corporation	(5) (7)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	8,276	8,157	8,276	3.24

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Nasuni Corporation	(5) (7) (12) (13)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	$(24)	$—	—%
Runway Bidco, LLC	(5) (8)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	5,464	5,409	5,409	2.12
Runway Bidco, LLC	(5) (8) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—
Runway Bidco, LLC	(5) (8) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—
								42,602	42,944	16.83
Total Debt Investments								$278,486	$280,284	109.85%

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members’ Capital
Equity Investments
Electrical Equipment
Sparkstone Electrical Group	(5) (10) (11) (12)	Common Equity		10/15/2024	1,000	$100	$100	0.04%
Total Equity Investments						$100	$100	0.04%
Total Portfolio Investments						$278,586	$280,384	109.89%

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
(In thousands, except share amounts)
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

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	$978	$(5)
Accordion Partners, LLC	Revolver	11/17/2031	652	(6)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	1,564	(16)
Any Hour, LLC	Revolver	05/23/2030	450	(5)
Apex Service Partners, LLC	Revolver	10/24/2029	287	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	2,344	(12)
Apollo Acquisition, Inc.	Revolver	12/30/2030	938	(9)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	5,612	—
Ascend Partner Services, LLC	Revolver	08/11/2031	449	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	68	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	323	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,458	(7)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	583	(6)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	2,667	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	1,765	(1)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	368	—
Eclipse Buyer, Inc.	Revolver	09/06/2031	187	—
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	1,487	—
Essential Services Holding Corporation	Revolver	06/17/2030	929	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	1,125	—
Everbridge Holdings, LLC	Revolver	07/02/2031	740	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	14	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	1,586	—
GraphPad Software, LLC	Revolver	06/30/2031	661	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,081	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	872	—
IG Investment Holdings, LLC	Revolver	09/22/2028	404	(4)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	6	—
Imagine 360, LLC	Revolver	10/02/2028	4	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	174	—

SL Investment Fund II LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	$779	$—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	373	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	1,705	(1)
MRI Software, LLC	Revolver	02/10/2027	449	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	1,554	—
Model N, Inc.	Revolver	06/27/2031	828	—
Montana Buyer, Inc.	Revolver	07/22/2028	852	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	658	(3)
NSI Holdings, Inc.	Revolver	11/15/2031	658	(6)
Nasuni Corporation	Revolver	09/10/2030	1,724	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	181	(3)
Project Potter Buyer, LLC	Revolver	04/23/2026	492	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	1,674	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	787	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	3,543	(9)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	862	(2)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,357	(7)
Runway Bidco, LLC	Revolver	12/17/2031	679	(7)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	1,875	(14)
Spark Buyer, LLC	Revolver	10/15/2031	937	(14)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	3,276	—
Superman Holdings, LLC	Revolver	08/29/2031	1,451	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	2,273	—
Transit Technologies, LLC	Revolver	08/20/2030	1,364	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,766	(9)
UHY Advisors, Inc.	Revolver	11/21/2031	467	(5)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	06/21/2026	45	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	06/21/2030	10	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,875	—
UpStack, Inc.	Revolver	08/25/2031	637	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	1,667	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	754	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	3,465	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,684	—
Total First Lien Debt Unfunded Commitments			$81,359	$(152)
Total Unfunded Commitments			$81,359	$(152)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SL Investment Fund II LLC
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
(In thousands, except units and per unit amounts)

(1)     ORGANIZATION
SL Investment Fund II LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated and comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.
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
The Company has conducted and from time to time may conduct private offerings (the “Private Offering”) of its common units, par value $0.001 (the “Units” or “Common Units”) in reliance on exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase Common Units pursuant to a subscription agreement entered into with the Company (each, a “Subscription Agreement”). Investors are required to fund drawdowns to purchase Common Units up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
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
On September 20, 2024, the Company sold 515 units of its 12.0% Series A Cumulative Preferred Units, par value $0.001 (“Preferred Units”) for $3,000 per unit to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. The Preferred Units carry a fixed dividend rate of 12% per annum, payable semi-annually.
(2)SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company's functional currency is U.S. Dollars ("USD") and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2025.
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
The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2025, the Company’s wholly owned subsidiaries include: SLIF II Financing SPV LLC (“Financing SPV”), SLIF II CA SPV LLC (“CA SPV”), SLIF II Equity Holdings LLC (“Equity Holdings”), and SLIF II SPV LLC (“SLIF SPV”, and collectively with CA SPV, Financing SPV, Equity Holdings LLC, and SLIF SPV the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
Cash
Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
Investments
Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
The Company's Board of Directors (the “Board of Directors” or the “Board”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same-to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex dividend date for publicly traded portfolio companies. Dividend income is presented net of withholding tax, if any.
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
Non-Accrual Investments
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
As of March 31, 2025 and December 31, 2024 the Company had no investments on non-accrual status.
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Units and Preferred Units are capitalized as “deferred offering costs” on the Consolidated Statements of Financial Condition and amortized over a twelve-month period from the initial capital call and preferred unit issuance date, respectively.
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
The Company pays the Investment Adviser a base management fee under the investment advisory agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 “Related Party Transactions” below. The fees are recorded on the Consolidated Statement of Operations.
Deferred Financing Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of the revolving debt facility as deferred financing costs. These costs are deferred and amortized over the life of the related revolving credit facility using the straight-line method. Deferred financing costs related to the revolving credit facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition. The amortization of such deferred financing costs are presented on the Company’s Consolidated Statement of Operations as interest expense and other financing expenses.

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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2025 and December 31, 2024, the Company accrued $2 and $- of U.S. federal excise taxes respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.
Recent Accounting Pronouncements
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
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On September 12, 2024, the Company entered into the Investment Advisory Agreement with the Adviser. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).
Pursuant to the Investment Advisory Agreement, the Company will reimburse the Adviser for the third party costs the Adviser incurs on the Company’s behalf in connection with the formation and the Initial Closing and the initial closing of Preferred Units.
Base Management Fee
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement, a base management fee (the “Base Management Fee”). The cost is ultimately borne by the unitholders. The Base Management Fee is calculated at an annual rate of 0.25% of the Company’s average Capital Under Management (as defined below) at the end of the two most recently completed calendar quarters (and, in the case of the Company’s first quarter, Capital Under Management as of such quarter-end).

“Capital Under Management” is defined as the cumulative capital called, less cumulative distributions categorized as returned capital. For the avoidance of doubt, Capital Under Management does not include capital acquired through the use of leverage, and returned capital does not include distributions of the Company’s investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) or net realized capital gains to investors. Base Management Fees for any partial month are prorated based on the number of days in the month. The Base Management Fee is payable quarterly in arrears, any Base Management Fees waived are not subject to recoupment by the Investment Adviser.
For the three months ended March 31, 2025, $157 of Base Management Fee was accrued to the Investment Adviser. As of March 31, 2025 and December 31, 2024, $157 and $159 were payable to the Investment Adviser relating to Base Management Fees.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors.
For the three months ended March 31, 2025, $— expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, were $— and $—, respectively.
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
(4) INVESTMENTS
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether the investments are non-controlled, non-affiliated; non-controlled, affiliated; or controlled, affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$345,878	$347,408	99.4%	$276,919	$278,708	99.4%
Other Debt Investments	1,620	1,612	0.5	1,567	1,576	0.6
Equity	214	214	0.1	100	100	—	(1)
Total	$347,712	$349,234	100.0%	$278,586	$280,384	100.0%

(1)	Amounts round to 0.0%

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Automobiles	3.8%	4.7%
Beverages	1.9	—
Biotechnology	2.1	2.6
Building Products	2.1	2.6
Commercial Services & Supplies	8.3	9.0
Construction & Engineering	3.5	3.6
Diversified Consumer Services	11.4	11.6
Electrical Equipment	1.3	1.7
Electronic Equipment, Instruments & Components	1.0	1.3
Financial Services	1.4	1.7
Health Care Providers & Services	3.1	3.8
Insurance Services	6.4	7.9
IT Services	14.6	13.6
Life Sciences Tools & Services	2.2	2.7
Multi-Utilities	2.1	2.6
Professional Services	8.4	9.7
Real Estate Management & Development	6.5	5.5
Software	19.9	15.4
Total	100.0%	100.0%
The geographic composition of investments at cost and fair value were as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	347,712	349,234	100.0	278,586	280,384	100.0
Total	$347,712	$349,234	100.0%	$278,586	$280,384	100.0%
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
The valuation of investments which are illiquid or for which the pricing source, agent, service, and/or broker (as applicable) does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board, does not represent fair value, will each be valued as determined in good faith by the Valuation Designee, based on, among other things, the input of the Valuation Firms (as defined below).
As part of the valuation process, the Valuation Designee, takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms ("Valuation Firms"). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses.
Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:
•With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
•With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
•The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;
•The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;
•Each quarter, the Audit Committee reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•The Board and Audit Committee each oversee the Valuation Designee and the valuation process.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$347,408	$347,408	$—	$—	$278,708	$278,708
Other Debt Investments	—	—	1,612	1,612	—	—	1,576	1,576
Equity	—	—	214	214	—	—	100	100
Total	$—	$—	$349,234	$349,234	$—	$—	$280,384	$280,384

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

	March 31, 2025
	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$278,708	$1,576	$100	$280,384
Purchases of investments(1)	72,422	—	114	72,536
Proceeds from principal repayments and sales of investments(2)	(3,596)	—	—	(3,596)
Accretion of discount/amortization of premium	133	1	—	134
Payment-in-kind	—	52	—	52
Net change in unrealized appreciation (depreciation)	(259)	(17)	—	(276)
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$347,408	$1,612	$214	$349,234

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(246)	$(17)	$—	$(263)

(1)	Purchases may include investments received in corporate actions and restructurings.
(2)	Sales may include investments delivered in corporate actions and restructurings.
(3)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
Asset Category	Fair Value	Valuation Technique (2)	Unobservable Input	Range (1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$347,408	Yield Analysis	Discount Rate	8.40%	10.72%	9.26%
Other debt	1,612	Yield Analysis	Discount Rate			14.20%
Common equity	214	Market Approach	EBITDA Multiple	12.7x	17.5x	15.3x
Total investments	$349,234
(1) For an asset category that contains a single investment, the range is not included.
(2) During the three months ended March 31, 2025, no positions transitioned techniques or valuation approaches
(3) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment.

	December 31, 2024
Asset Category	Fair Value	Valuation Technique	Unobservable Input	Range (1)		Weighted Average (2)
				Low	High
Investments in first lien debt	$278,708	Yield Analysis	Discount Rate	8.18%	11.16%	9.12%
Other debt	1,576	Yield Analysis	Discount Rate			9.42%
Common equity	100	Market Approach	EBITDA Multiple			13.02x
Total investments	$280,384
(1) For an asset category that contains a single investment, the range is not included.
(2) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment.
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

Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
UBS Funding Facility	3	$105,500	$105,500	$45,500	$45,500
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Funding Facility	$300,000	$105,500	$194,500	$300,000	$45,500	$254,500
The summary information of its debt obligations were as follows:

For the Three Months Ended March 31, 2025
Weighted average interest rate (1)	6.48%
Weighted average effective interest rate (2)	7.06%
Weighted average debt outstanding	$91,700
(1) Excludes unused commitment fees and amortization of financing costs
(2) Excludes unused commitment fees
UBS Funding Facility
On October 10, 2024, Financing SPV entered into a Loan and Servicing Agreement, (as amended, restated or otherwise modified from time to time, the “UBS Facility”) with Financing SPV, as borrower, UBS AG London Branch, as administrative agent, the Company, as equity holder and as servicer, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent and collateral custodian. The maximum commitment amount under the UBS Facility is $300 million. Proceeds of the borrowings under the UBS Facility may be used, among other things, to fund portfolio investments and to make advances under delayed draw term loans and revolving loans where Financing SPV is a lender. The availability period of the UBS Facility reinvestment period will end on October 10, 2027 and the UBS Facility will mature on October 10, 2029.
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
As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the UBS Funding Facility.

The summary information of the UBS Funding Facility is as follows:

For the Three Months Ended March 31, 2025
Borrowing interest expense	$1,487
Facility unused commitment fees	260
Amortization of deferred financing costs	133
Total	$1,880
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had $106,302 and $81,359 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of March 31, 2025, the Company had $745,900 in total capital commitments from common unitholders, of which $494,000 was unfunded.
(8)MEMBERS’ CAPITAL
The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$1,694	$—
Net investment income (loss) after taxes	5,599	4,596
Net realized gain (loss)	—	(1)
Net unrealized appreciation (depreciation)	(283)	1,798
Distributions declared	(5,546)	(4,838)
Tax reclassifications to equity of holders of Common Units	—	139
Total distributable earnings (loss), end of period	$1,464	$1,694
For the three months ended March 31, 2025, the Company did not issue any units or call any capital.
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
Total Distributions			$0.44	$5,500
As of March 31, 2025, the Company has accrued $46 of distributions to holders of the Series A Preferred Units.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Common Unit:

For the Three Months Ended March 31, 2025
Net increase/(decrease) in net assets resulting from operations attributable to holders of Common Units	$5,270
Weighted average Common Units outstanding	12,595,000
Basic and diluted earnings (loss) per Common Unit	$0.42

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights for common unitholders (dollar amounts in thousands, except per unit amounts):

For the Three Months Ended March 31, 2025
Per Unit Data:(1)
Members’ Capital, beginning of period	$20.12
Net investment income (loss)	0.44
Net unrealized and realized gain (loss)(2)	(0.01)
Net increase (decrease) in Members’ Capital resulting from operations	0.43
Dividends declared	(0.44)
Total increase (decrease) in Members’ Capital	(0.01)
Members’ Capital, end of period	$20.11
Common Units outstanding, end of period	12,595,000
Weighted average Common Units outstanding	12,595,000
Total return based on members’ capital	2.12%
Ratio/Supplemental Data :
Members' Capital attributable to the holders of Common Units, end of period	$253,225
Ratio of total expenses to average members capital(3)	3.91%
Ratio of net investment income to average members capital(3)	8.94%
Ratio of total contributed capital to total committed capital, end of period	33.77%
Asset coverage ratio(4)	341.00%
Portfolio turnover rate	1.14%

(1)	The per Common Unit data was derived by using the weighted average Common Units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Ratios are calculated using the average Members’ Capital of the Company attributable to the holders of Common Units. Amounts are annualized except for organization and offering costs. Amounts attributable to the holders of Common Units do not include impact of distributions paid or declared to holders of Preferred Units.

(4)
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

(11) SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On May 8, 2025, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2025 through June 30, 2025, payable on or about July 29, 2025 to common unitholders of record as of June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to SL Investment Fund II LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”) and its affiliates;
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
•our ability to maintain our qualification as a BDC, and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.
OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR).
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order), including any proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
We have applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to an investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of certain expenses incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver);
•costs associated with our initial private offering;
•costs of any other offerings of our common units, par value $0.001 (“Common Units”), 12.0% Series A Cumulative Preferred Units, par value $0.001 (“Preferred Units”) and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies (including, without limitation, any reverse termination fees and any liquidated damage and any costs related to broken deals) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fees under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
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
•costs of derivatives and hedging;
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
•fees and expenses associated with marketing efforts;
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
Expense Support and Waiver
The Adviser agreed to waive any reimbursement by us of offering and organizational expenses incurred by the Adviser on our behalf in excess of $1 million or 0.10% of our aggregate capital commitments, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of our total capital commitments, the Adviser or its affiliates will bear the excess costs.
PORTFOLIO AND INVESTMENT ACTIVITY
The composition of our portfolio is presented below:

	As of
	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$345,878	$347,408	99.4%	$276,919	$278,708	99.4%
Other Debt Investments	1,620	1,612	0.5	1,567	1,576	0.6
Equity	214	214	0.1	100	100	—	(1)
Total	$347,712	$349,234	100.0%	$278,586	$280,384	100.0%

(1)	Amounts rounds to 0.0%
Our debt portfolio displayed the following characteristics of each of our investments(1) (2) unless otherwise noted:

	As of
	March 31, 2025	December 31, 2024
Number of portfolio companies	49	42
Number of new investment commitments in portfolio companies	8	42
Number of investment commitments exited or fully repaid	1	—
Percentage of performing debt bearing a floating rate, at fair value	99.5%	99.4%
Percentage of performing debt bearing a fixed rate, at fair value	0.5%	0.6%
Weighted average yield on debt and income producing investments, at cost(3)	9.5%	9.7%
Weighted average yield on debt and income producing investments, at fair value(3)	9.5%	9.6%
Median 12-month EBITDA	$89.8	$90.6
Weighted average 12-month EBITDA	$145.8	$159.0
Weighted average net leverage through tranche(4)	6.1x	6.0x
Weighted average interest coverage(5)	1.9x	1.9x
Weighted average loan to value(6)	38.8%	39.1%
Percentage of debt investments with one or more financial covenants	49.4%	50.3%
Percentage of our debt investments that are sponsor backed	97.8%	100.0%
Percentage of loans and other debt in support of LBOs and acquisitions	69.3%	68.4%
Percentage of our debt portfolio subject to business cycle volatility	4.2%	5.3%
Average position size of our investments	7.13	6.68
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
Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the Three Months Ended March 31, 2025
New investments committed
Gross Principal Balance(1)	$96,268
Net new investments committed	$96,268
Investments, at cost
Investments, beginning of period	$278,586
New investments purchased	72,536
Net accretion of discount on investments	134
Payment-in-kind	52
Net realized gain (loss) on investments	—
Investments sold or repaid	(3,596)
Investments, end of period	$347,712
Amount of investments funded, at principal
First lien debt investments	$73,301
Other debt investments	—
Equity (2)	114
Total	$73,415
Amount of investments sold/fully repaid, at principal
First lien debt investments	$1,022
Total	$1,022
(1)    Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)    Represents dollar amount of equity investment funded.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2025		December 31, 2024
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$1,022	0.4%
Risk rating 2	349,234	100.0	279,362	99.6
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
Total	$349,234	100.0%	$280,384	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$347,712	100.0%	$278,586	100.0%
Non-accrual	—	—	—	—
Total	$347,712	100.0%	$278,586	100.0%
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. We may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

For the Three Months Ended March 31, 2025
Total investment income	$8,160
Less: Net expenses	2,559
Net investment income (loss) before taxes	5,601
Less: Excise tax expense	2
Net investment income (loss) after taxes	5,599
Net change in unrealized appreciation (depreciation)	(283)
Net increase (decrease) in Members' Capital resulting from operations	5,316
Preferred unit dividend	(46)
Net increase (decrease) in Members' Capital resulting from operations attributable to holders of Common Units	$5,270

Investment Income
Investment income was as follows:

For the Three Months Ended March 31, 2025
Investment income:
Interest income	$7,942
Payment-in-kind income	65
Other income	153
Total investment income	$8,160
In the table above, total investment income is $8,160 for the three months ended March 31, 2025. The size of our investment portfolio at amortized cost is $347,712 as of March 31, 2025. Weighted average asset yield of debt investments at cost at March 31, 2025 is 9.5%.
Expenses
Expenses were as follows:

For the Three Months Ended March 31, 2025
Expenses:
Interest and other financing expenses	$1,880
Management fees	157
Organization and offering costs	106
Professional fees	285
Directors’ fees	52
General and other expenses	79
Total expenses	$2,559
Interest and Other Financing Expenses
•Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $1,880 for the three months ended March 31, 2025. For the three months ended March 31, 2025 weighted average borrowings outstanding were $91,700.
Management Fees
•Management fees, were $157 for the three months ended March 31, 2025. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
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
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the Three Months Ended March 31, 2025
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(276)
Translation of assets and liabilities in foreign currencies	(7)
Net realized and unrealized gains (losses)	$(283)

For the three months ended March 31, 2025, net change in unrealized depreciation on our investments of $276 was primarily driven by the net decreases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Units, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of March 31, 2025, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2025, we had approximately $13.4 million of cash, which taken together with our approximately $194.5 million of availability under the UBS Funding Facility (subject to borrowing base availability), (as defined in “Note 6. Debt” in the notes to the accompanying consolidated financial statements), and our approximately $494.0 million of uncalled capital commitments to purchase units, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $106.3 million.
Equity
As of March 31, 2025, we had received aggregate capital commitments of approximately $745.9 million. For the three months ended March 31, 2024, the Company did not issue any shares or call any capital.
Distributions
Common Units
The following tables summarize our distributions declared and payable to holders of the Common Units for the three months ended March 31, 2025 (dollar amounts in thousands, except per unit amounts):

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
Total Distributions			$0.44	$5,500
Preferred Units
For the three months ended March 31, 2024, we accrued $46 of distributions to holders of the Preferred Units.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Funding Facility	$300,000	$105,500	$194,500	$300,000	$45,500	$254,500
For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On May 8, 2025, our Board of Directors declared a distribution equal to an amount up to the our taxable earnings per unit, including net investment income (if positive) for the period April 1, 2025 through June 30, 2025, payable on or about July 29, 2025 to common unitholders of record as of June 30, 2025.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Significant Accounting Policies.”
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 “Fair Value Measurements" included in the notes to the consolidated financial statements included in this Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and — "Part I, Item 1A. Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.
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

Interest Rate Risk
We are subject to financial market risks, and most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2025, approximately 99.5% of our debt investments were at floating rates. Based on our Statements of Financial Condition as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$5,663	$(3,165)	$2,498
Up 200 basis points	$3,775	$(2,110)	$1,665
Up 100 basis points	$1,888	$(1,055)	$833
Up 25 basis points	$472	$(264)	$208
Down 25 basis points	$(472)	$264	$(208)
Down 100 basis points	$(1,888)	$1,055	$(833)
Down 200 basis points	$(3,775)	$2,110	$(1,665)
Down 300 basis points	$(5,663)	$3,165	$(2,498)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser and the Administrator, is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3: Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Fund II LLC

Dated: May 14, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)