Form 10-Q
period 2025-06-30
SL Investment Fund II LLC
filed 2025-08-13
CIK 2028686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 814-01754
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s common units, $0.001 par value outstanding at August 13, 2025 was 12,595,000.

SL Investment Fund II LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025
SIGNATURES

SL Investment Fund II LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $404,834 and $278,586)	$406,892	$280,384
Cash	14,849	21,650
Deferred offering costs	68	219
Deferred financing costs	2,311	2,306
Interest and dividend receivable from non-controlled/non-affiliated investments	2,076	1,760
Receivable for investments sold/repaid	23	55
Other assets	107	10
Total assets	426,326	306,384

Liabilities
Debt	163,500	45,500
Payable to affiliates (Note 3)	88	37
Dividends payable	5,920	4,786
Management fees payable	155	159
Interest and financing costs payable	934	627
Accrued expenses and other liabilities	403	275
Total liabilities	171,000	51,384

Commitments and contingencies (Note 7)

Members' Capital
Series A Preferred Units, par value $0.001 (515 units issued and outstanding)	—	—
Paid-in capital in excess of par value of Series A Preferred Units	1,545	1,545
Common Units, par value $0.001 per unit (12,595,000 units issued and outstanding)	13	13
Paid-in capital in excess of par value of Common Units	251,748	251,748
Distributable earnings (loss)	2,020	1,694
Total Members’ Capital	255,326	255,000
Total liabilities and Member’ Capital	$426,326	$306,384
Members’ Capital per common unit	$20.15	$20.12

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$8,934	$1	$16,876	$1
Payment-in-kind income	75	—	140	—
Other income	166	—	319	—
Total investment income	9,175	1	17,335	1

Expenses:
Interest and other financing expenses	2,533	—	4,413	—
Management fees	155	—	312	—
Organization and offering costs	76	150	182	150
Professional fees	327	31	612	31
Directors’ fees	52	—	104	—
General and other expenses	66	—	145	—
Total expenses	3,209	181	5,768	181
Net investment income (loss) before taxes	5,966	(180)	11,567	(180)
Excise tax expense	—	—	2	—
Net investment income (loss) after taxes	5,966	(180)	11,565	(180)

Net realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	536	—	260	—
Translation of assets and liabilities in foreign currencies	20	—	13	—
Net realized and unrealized gain (loss)	556	—	273	—
Net increase (decrease) in Members’ Capital resulting from operations	6,522	(180)	11,838	(180)
Series A Preferred Unit dividend	(46)	—	(92)	—
Net increase (decrease) in Members’ Capital resulting from operations attributable to holders of Common Units	$6,476	$(180)	$11,746	$(180)

Per unit information—basic and diluted
Net investment income (loss) per common unit (basic and diluted)	$0.47	$(21.26)	$0.92	$(21.26)
Earnings per common unit (basic and diluted)	$0.51	$(21.26)	$0.93	$(21.26)
Weighted average common units outstanding:	12,595,000	8,448	12,595,000	8,448

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Members’ Capital at the beginning of period	$254,770	$—	$255,000	$—
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	5,966	(180)	11,565	(180)
Net change in unrealized appreciation (depreciation)	556	—	273	—
Net increase (decrease) in Members’ Capital resulting from operations	6,522	(180)	11,838	(180)

Distributions to unitholders from:
Distributable earnings	(5,966)	—	(11,512)	—
Total distributions to unitholders	(5,966)	—	(11,512)	—

Capital transactions:
Issuance of Common Units	—	800	—	800
Net increase (decrease) in Members' Capital resulting from capital transactions	—	800	—	800
Total increase (decrease) in Members' Capital	556	620	326	620
Members' Capital at end of period	$255,326	$620	$255,326	$620
Distribution per Common Unit	$0.47	$—	$0.91	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations	$11,838	$(180)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(260)	—
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(13)	—
Net accretion of discount and amortization of premium on investments	(274)	—
Payment-in-kind interest and dividend capitalized	(125)	—
Amortization of deferred financing costs	268	—
Amortization of deferred offering costs	151	—
Purchases of investments and change in payable for investments purchased	(132,477)	(479)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	6,660	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(316)	(1)
(Increase) decrease in other assets	(97)	—
(Decrease) increase in payable to affiliates	51	—
(Decrease) increase in management fee payable	(4)	—
(Decrease) increase in interest and financing costs payable	307	—
(Decrease) increase in accrued expenses and other liabilities	128	181
Net cash provided by (used in) operating activities	(114,163)	(479)

Cash flows from financing activities:
Borrowings on debt	134,000	—
Repayments on debt	(16,000)	—
Deferred financing costs paid	(273)	—
Proceeds from issuance of Common Units	—	800
Dividends paid	(10,378)	—
Net cash provided by (used in) financing activities	107,349	800
Net increase (decrease) in cash	(6,814)	321
Effect of foreign exchange rate changes on cash	13	—
Cash, beginning of period	21,650	—
Cash, end of period	$14,849	$321

Supplemental information and non-cash activities:
Excise tax paid	$2	$—
Interest expense paid	$3,838	$—
Dividend payable	$5,920	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Debt Investments - non-controlled/non-affiliated
Automobiles
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.82%	8/15/2031	13,235	$13,118	$13,235	5.18%
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.82%	8/15/2031	—	(15)	—	—
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	—	(37)	(37)	(0.01)
								13,066	13,198	5.17
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	6,749	6,685	6,732	2.64
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(13)	(7)	—
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(8)	(2)	—
								6,664	6,723	2.63
Biotechnology
GraphPad Software, LLC	(5) (9)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	6,991	6,961	6,991	2.74
GraphPad Software, LLC	(5) (13)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	175	168	175	0.07
GraphPad Software, LLC	(5) (13)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	—	(3)	—	—
								7,126	7,166	2.81
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.80%	4/23/2027	8,154	8,150	8,150	3.19
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.80%	4/23/2027	—	—	—	—
								8,150	8,150	3.19
Commercial Services & Supplies
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	3,512	3,481	3,512	1.38
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—	(5)	—	—
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	2,853	2,839	2,824	1.11
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	98	94	81	0.03
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	—	(2)	(5)	—
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	6/30/2031	7,284	7,223	7,284	2.85
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	6/30/2031	225	219	225	0.09
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	6/28/2030	—	(7)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	6,500	6,500	6,500	2.55
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	1,148	1,132	1,148	0.45
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/24/2030	113	105	113	0.04
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	6,158	6,097	6,097	2.39

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	—	$(9)	$(9)	—%
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	—	(9)	(9)	—
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.88%	8/20/2031	6,364	6,307	6,364	2.49
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.88%	8/20/2031	710	697	710	0.28
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.88%	8/20/2030	—	(12)	—	—
United Flow Technologies Intermediate Holdco II, LLC	(5) (6)	First Lien Debt	S +	5.25%	9.55%	6/23/2031	89	88	89	0.03
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	6/23/2031	50	49	50	0.02
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	6/21/2030	—	—	—	—
								34,783	34,974	13.70
Construction & Engineering
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	9,974	9,929	9,974	3.91
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	2,086	2,070	2,086	0.82
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	—	(7)	—	—
								11,992	12,060	4.72
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	5,871	5,801	5,764	2.26
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	166	155	135	0.05
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	468	458	452	0.18
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	5/23/2031	1,699	1,675	1,648	0.65
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	10/24/2030	11,979	11,871	11,979	4.69
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.33%	10/24/2030	3,494	3,457	3,494	1.37
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.33%	10/24/2029	—	(8)	—	—
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	7,054	6,986	7,036	2.76
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	—	(10)	(6)	—
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	220	213	218	0.09
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	2,169	2,149	2,169	0.85
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(2)	—	—
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(2)	—	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	6/17/2031	7,584	7,520	7,584	2.97
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	6/17/2031	—	(6)	—	—
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	6/17/2030	112	105	112	0.04
								40,362	40,585	15.90
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.78%	4/26/2032	5,027	5,003	5,002	1.96
Accel International Holdings, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.78%	4/26/2032	—	(4)	(4)	—
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	4,664	4,599	4,548	1.78

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	$(13)	$(47)	(0.02)%
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	94	81	70	0.03
								9,666	9,569	3.75
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	6,900	6,831	6,831	2.68
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	—	(15)	(15)	(0.01)
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	—	(15)	(15)	(0.01)
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	3,666	3,631	3,638	1.42
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	—	(2)	(5)	—
NSI Holdings, Inc.	(5) (13)	First Lien Debt	P +	3.75%	11.25%	11/17/2031	53	47	48	0.02
								10,477	10,482	4.11
Financial Services
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	1,930	1,913	1,930	0.76
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	451	439	446	0.17
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	109	105	109	0.04
PMA Parent Holdings, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.80%	1/31/2031	2,563	2,527	2,544	1.00
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.80%	1/31/2031	—	(2)	(1)	—
								4,982	5,028	1.97
Health Care Providers & Services
Imagine 360, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	40	40	40	0.02
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	—	—	—	—
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	—	—	—	—
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	6.50%	10.90%	12/17/2027	10,699	10,488	10,619	4.16
								10,528	10,659	4.17
Insurance Services
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	4,450	4,414	4,450	1.74
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/25/2028	17,693	17,693	17,693	6.93
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	4,488	4,467	4,488	1.76
								26,574	26,631	10.43
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	7,051	6,985	7,020	2.75
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	2,353	2,324	2,336	0.91
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(10)	(5)	—
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	10,224	10,083	10,224	4.00
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	—	(24)	—	—

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.50%	8.80%	3/31/2031	319	$303	$319	0.12%
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	13,529	13,400	13,496	5.29
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	1,247	1,219	1,235	0.48
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	141	125	137	0.05
UpStack, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/25/2031	4,875	4,831	4,838	1.89
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/25/2031	375	365	361	0.14
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/25/2031	169	162	163	0.06
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	14,482	14,353	14,482	5.67
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	749	730	749	0.29
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	—	(14)	—	—
								54,832	55,355	21.68
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	7,557	7,494	7,557	2.96
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(6)	—	—
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(7)	—	—
								7,481	7,557	2.96
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	6,787	6,728	6,787	2.66
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	883	871	883	0.35
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	—	(6)	—	—
								7,593	7,670	3.00
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	5,855	5,800	5,831	2.28
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	157	152	152	0.06
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(6)	(3)	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	3,250	3,221	3,250	1.27
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	3,998	3,954	3,998	1.57
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	—	(9)	—	—
Bridgepointe Technologies, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	70	69	69	0.03
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	2,868	2,841	2,861	1.12
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	308	300	305	0.12
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	—	(6)	(2)	—
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.02%	7/22/2031	9,269	9,229	9,269	3.63
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.02%	7/22/2031	—	(6)	—	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	9/22/2028	3,576	3,546	3,558	1.39
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	9/22/2028	—	(3)	(2)	—

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	1,762	$1,745	$1,762	0.69%
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(8)	—	—
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(4)	—	—
								30,815	31,048	12.16
Real Estate Management & Development
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	6,890	6,857	6,870	2.69
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(4)	(6)	—
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(6)	(3)	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	15,231	15,256	15,163	5.94
MRI Software, LLC	(5) (6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	1,528	1,521	1,520	0.60
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	26	23	24	0.01
								23,647	23,568	9.23
Software
AuditBoard, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	12,000	11,897	12,000	4.70
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(24)	—	—
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(19)	—	—
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	6,072	6,015	6,011	2.35
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	1,970	1,940	1,932	0.76
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	96	90	89	0.03
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	14,737	14,700	14,700	5.76
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	—	(3)	(3)	—
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	—	(6)	(6)	—
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	7,371	7,340	7,371	2.89
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	722	716	722	0.28
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	—	(3)	—	—
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	1/17/2031	36	36	36	0.01
Montana Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	7/22/2029	8,881	8,881	8,881	3.48
Montana Buyer, Inc.	(5) (13)	First Lien Debt	P +	4.75%	12.25%	7/22/2028	—	—	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	9/10/2030	8,276	8,165	8,276	3.24
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	9/10/2030	—	(22)	—	—
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	9,917	9,822	9,847	3.86
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	—	(21)	(31)	(0.01)
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	—	(14)	(10)	—
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	5,450	5,399	5,437	2.13
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(6)	(3)	—
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(6)	(2)	—

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	9,797	$9,664	$9,701	3.80%
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(24)	(35)	(0.01)
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	171	150	156	0.06
								84,667	85,069	33.32
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	5/13/2032	11,338	11,226	11,226	4.40
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	5/13/2032	—	(6)	(6)	—
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	—	(5)	(5)	—
								11,215	11,215	4.39
Total Debt Investments - non-controlled/non-affiliated								$404,620	$406,707	159.29%

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity		02/03/2025	120,000	$114	$115	0.05%

Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity		10/15/2024	1,000	100	70	0.02
Total Equity Investments - non-controlled/non-affiliated						$214	$185	0.07
Total Portfolio Investments						$404,834	$406,892	159.36%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR (“E”) or SOFR (“S”) or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. As of June 30, 2025, the reference rates for our variable rate loans were the C at 2.75%, 1-month E at 1.93%, 1-month S at 4.32%, 3-month S at 4.29%, 6- month S at 4.15%, SA at 4.22%, and the P at 7.50%.

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

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

(9)	Assets or a portion thereof are pledged as collateral for the UBS Funding Facility (as defined below). See Note 6 “Debt”.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 5.77% of total assets as calculated in accordance with regulatory requirements.

(11)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $185 or 0.07% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)	Non-income producing security.
(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2025:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accel International Holdings, Inc.	Revolver	4/26/2032	$865	$(4)
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	822	(3)
Accordion Partners, LLC	Revolver	11/17/2031	652	(3)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	1,564	(29)
Any Hour, LLC	Revolver	5/23/2030	398	(7)
Apex Service Partners, LLC	Delayed Draw Term Loan	4/29/2027	1,142	—
Apex Service Partners, LLC	Revolver	10/24/2029	896	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	6/4/2027	1,232	(6)
Apollo Acquisition, Inc.	Revolver	12/30/2030	1,124	(5)
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	1,614	—
Ascend Partner Services, LLC	Revolver	8/11/2031	1,122	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	5,714	—
AuditBoard, Inc.	Revolver	7/14/2031	2,286	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	1/2/2027	1,287	(13)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	4/15/2027	1,130	(5)
Banyan Software Holdings, LLC	Revolver	1/2/2031	556	(6)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	6/3/2026	30	—
CCI Buyer, Inc.	Revolver	5/13/2032	662	(7)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	588	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,149	(3)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	667	(2)
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	2,667	—
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	2,204	(6)
DA Blocker Corp.	Revolver	2/10/2032	514	(1)
Drivecentric Holdings, LLC	Revolver	8/15/2031	1,765	—

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	$368	$—
Eclipse Buyer, Inc.	Revolver	9/8/2031	187	—
Emburse, Inc.	Delayed Draw Term Loan	5/28/2027	2,632	(3)
Emburse, Inc.	Revolver	5/28/2032	2,632	(6)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	1,487	—
Essential Services Holding Corporation	Revolver	6/17/2030	818	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	1,125	—
Everbridge Holdings, LLC	Revolver	7/2/2031	740	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	1/31/2027	1,569	(16)
Firebird Acquisition Corp, Inc.	Revolver	2/2/2032	500	(5)
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	14	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	1,586	—
GraphPad Software, LLC	Revolver	6/30/2031	661	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	1,081	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	872	—
IG Investment Holdings, LLC	Revolver	9/22/2028	404	(2)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	6	—
Imagine 360, LLC	Revolver	10/2/2028	4	—
Inhabitiq, Inc.	Delayed Draw Term Loan	1/11/2027	1,914	(5)
Inhabitiq, Inc.	Revolver	1/12/2032	1,196	(3)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	174	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	689	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	6/11/2027	923	(5)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	398	—
MRI Software, LLC	Delayed Draw Term Loan	9/4/2026	355	(2)
MRI Software, LLC	Revolver	2/10/2027	449	(2)
Mobile Communications America, Inc.	Delayed Draw Term Loan	6/23/2027	1,000	(5)
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	1,554	—
Model N, Inc.	Revolver	6/27/2031	828	—
Montana Buyer, Inc.	Revolver	7/22/2028	1,028	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	3,067	(15)
NDT Global Holding, Inc.	Revolver	6/4/2032	1,533	(15)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	658	(5)
NSI Holdings, Inc.	Revolver	11/17/2031	605	(5)
Nasuni Corporation	Revolver	9/10/2030	1,724	—
Onit, Inc.	Delayed Draw Term Loan	1/27/2027	4,375	(31)
Onit, Inc.	Revolver	1/27/2032	1,458	(10)

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PMA Parent Holdings, LLC	Revolver	1/31/2031	$181	$(1)
Project Potter Buyer, LLC	Revolver	4/23/2026	492	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	1,452	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	788	—
Railpros Parent, LLC	Delayed Draw Term Loan	5/24/2027	1,895	(9)
Railpros Parent, LLC	Revolver	5/24/2032	947	(9)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	3,543	—
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	862	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,357	(3)
Runway Bidco, LLC	Revolver	12/17/2031	679	(2)
Saturn Borrower, Inc.	Delayed Draw Term Loan	1/24/2027	3,571	(35)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,436	(14)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	1,875	(47)
Spark Buyer, LLC	Revolver	10/15/2031	844	(21)
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	1,179	—
Superman Holdings, LLC	Revolver	8/29/2031	1,451	—
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	1/31/2027	3,459	(9)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	2/2/2032	1,623	(4)
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	1,559	—
Transit Technologies, LLC	Revolver	8/20/2030	1,364	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,766	—
UHY Advisors, Inc.	Revolver	11/21/2031	468	—
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	6/21/2026	—	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	6/21/2030	10	—
UpStack, Inc.	Delayed Draw Term Loan	8/23/2026	1,500	(11)
UpStack, Inc.	Revolver	8/25/2031	581	(4)
Vamos Bidco, Inc.	Delayed Draw Term Loan	1/30/2027	2,812	(7)
Vamos Bidco, Inc.	Revolver	1/30/2032	844	(2)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	7,500	(37)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	1,380	—
Vessco Midco Holdings, LLC	Revolver	7/24/2031	754	—
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	2,713	—
Victors Purchaser, LLC	Revolver	8/15/2031	1,980	—

SL Investment Fund II LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Total First Lien Debt Unfunded Commitments			$127,011	$(450)
Total Unfunded Commitments			$127,011	$(450)

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

(10)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $100 or 0.04% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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
June 30, 2025
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
The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2025, the Company’s wholly owned subsidiaries include: SLIF II Financing SPV LLC (“Financing SPV”), SLIF II CA SPV LLC (“CA SPV”), SLIF II Equity Holdings LLC (“Equity Holdings”), and SLIF II SPV LLC (“SLIF SPV”, and collectively with CA SPV, Financing SPV, Equity Holdings LLC, and SLIF SPV the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
As of June 30, 2025 and December 31, 2024, the Company had no investments on non-accrual status.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2025, the Company accrued $— and $2, respectively, of federal excise taxes. For the period from May 9, 2024 (inception) through June 30, 2024, the Company did not accrue U.S. federal excise taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.
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
For the three and six months ended June 30, 2025, $155 and $312, respectively, of Base Management Fees were accrued to the Investment Adviser. For the period from May 9, 2024 (inception) through June 30, 2024, $— of Base Management Fees was accrued to the Investment Adviser. As of June 30, 2025 and December 31, 2024, $155 and $159 were payable to the Investment Adviser relating to Base Management Fees.
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
For the three and six months ended June 30, 2025, $— and $—, respectively, of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations. For the period from May 9, 2024 (inception) through June 30, 2024, $— of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024, were $— and $—, respectively.
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
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2025				December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value		Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$402,945	$405,059	99.6%		$276,919	$278,708	99.4%
Other Debt Investments	1,675	1,648	0.4		1,567	1,576	0.6
Equity	214	185	—	(1)	100	100	—	(1)
Total	$404,834	$406,892	100.0%		$278,586	$280,384	100.0%

(1)	Amounts round to 0.0%

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Automobiles	3.2%	4.7%
Beverages	1.7	—
Biotechnology	1.8	2.6
Building Products	2.0	2.6
Commercial Services & Supplies	8.6	9.0
Construction & Engineering	3.0	3.6
Diversified Consumer Services	10.0	11.6
Electrical Equipment	2.4	1.7
Electronic Equipment, Instruments & Components	2.6	1.3
Financial Services	1.2	1.7
Health Care Providers & Services	2.6	3.8
Insurance Services	6.5	7.9
IT Services	13.6	13.6
Life Sciences Tools & Services	1.9	2.7
Multi-Utilities	1.9	2.6
Professional Services	7.6	9.7
Real Estate Management & Development	5.8	5.5
Software	20.8	15.4
Wireless Telecommunication Services	2.8	—
Total	100.0%	100.0%
The geographic composition of investments at cost and fair value were as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	404,834	406,892	100.0	278,586	280,384	100.0
Total	$404,834	$406,892	100.0%	$278,586	$280,384	100.0%
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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
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
As part of the valuation process, the Valuation Designee takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms ("Valuation Firms"). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$405,059	$405,059	$—	$—	$278,708	$278,708
Other Debt Investments	—	—	1,648	1,648	—	—	1,576	1,576
Equity	—	—	185	185	—	—	100	100
Total	$—	$—	$406,892	$406,892	$—	$—	$280,384	$280,384

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2025:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$347,408	$1,612	$214	$349,234
Purchases of investments(1)	59,941	—	—	59,941
Proceeds from principal repayments and sales of investments(2)	(3,032)	—	—	(3,032)
Accretion of discount/amortization of premium	139	1	—	140
Payment-in-kind	19	54	—	73
Net change in unrealized appreciation (depreciation)	584	(19)	(29)	536
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$405,059	$1,648	$185	$406,892

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$584	$(19)	$(29)	$536

(1)	Purchases may include investments received in corporate actions and restructurings.
(2)	Sales may include investments delivered in corporate actions and restructurings.
(3)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$278,708	$1,576	$100	$280,384
Purchases of investments(1)	132,363	—	114	132,477
Proceeds from principal repayments and sales of investments(2)	(6,628)	—	—	(6,628)
Accretion of discount/amortization of premium	272	2	—	274
Payment-in-kind	19	106	—	125
Net change in unrealized appreciation (depreciation)	325	(36)	(29)	260
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$405,059	$1,648	$185	$406,892

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$338	$(36)	$(29)	$273

(1)	Purchases may include investments received in corporate actions and restructurings.
(2)	Sales may include investments delivered in corporate actions and restructurings.
(3)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the period from May 9, 2024 (inception) through June 30, 2024:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments(1)	479	—	—	479
Proceeds from principal repayments and sales of investments(2)	—	—	—	—
Accretion of discount/amortization of premium	—	—	—	—
Payment-in-kind	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$479	$—	$—	$479

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$—	$—	$—	$—

(1)	Purchases may include investments received in corporate actions and restructurings.
(2)	Sales may include investments delivered in corporate actions and restructurings.
(3)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
Asset Category	Fair Value	Valuation Technique (2)	Unobservable Input	Range (1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$405,059	Yield Analysis	Discount Rate	8.12%	10.56%	8.99%
Other debt	1,648	Yield Analysis	Discount Rate			14.45%
Common equity	185	Market Approach	EBITDA Multiple	12.50x	17.50x	15.61x
Total investments	$406,892
(1) For an asset category that contains a single investment, the range is not included.
(2) During the six months ended June 30, 2025, no positions transitioned techniques or valuation approaches.
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

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
UBS Funding Facility	3	$163,500	$163,500	$45,500	$45,500
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Funding Facility	$300,000	$163,500	$136,500	$300,000	$45,500	$254,500
The summary information of its debt obligations were as follows:

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Weighted average interest rate (1)	6.47%	—%	6.48%	—%
Weighted average effective interest rate (2)	6.87%	—%	6.95%	—%
Weighted average debt outstanding	$133,753	$—	$112,843	$—
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
As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the UBS Funding Facility.

The summary information of the UBS Funding Facility is as follows:

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Borrowing interest expense	$2,188	$—	$3,675	$—
Facility unused commitment fees	210	—	470	—
Amortization of deferred financing costs	135	—	268	—
Total	$2,533	$—	$4,413	$—
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had $127,011 and $81,359 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of June 30, 2025, the Company had $745,900 in total capital commitments from common unitholders, of which $494,000 was unfunded.
(8)MEMBERS’ CAPITAL
The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$1,694	$—
Net investment income (loss) after taxes	11,565	4,596
Net realized gain (loss)	—	(1)
Net unrealized appreciation (depreciation)	273	1,798
Distributions declared	(11,512)	(4,838)
Tax reclassifications to equity of holders of Common Units	—	139
Total distributable earnings (loss), end of period	$2,020	$1,694
For the six months ended June 30, 2025, the Company did not issue any units or call any capital.
The following table summarizes the total Common Units issued and proceeds received for the period from May 9, 2024 (inception) through June 30, 2024:

Common Unit Date	Common Units Issued	Proceeds Received
June 14, 2024	6,942	$139
June 18, 2024	23,058	461
June 28, 2024	10,000	200
Total	40,000	$800
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	0.44	5,500
May 08, 2025	June 30, 2025	July 29, 2025	0.47	5,920
Total Distributions			$0.91	$11,420

For the three and six months ended June 30, 2025, the Company has accrued and paid $46 and $92 of distributions, respectively, to holders of the Series A Preferred Units.
For the period from May 9, 2024 (inception) through June 30, 2024, the Company’s did not declare or pay any distributions to the holders of Common Units or to holders of the Series A Preferred Units, respectively.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Common Unit:

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Net increase/(decrease) in net assets resulting from operations attributable to holders of Common Units	$6,476	$(180)	$11,746	$(180)
Weighted average Common Units outstanding	12,595,000	8,448	12,595,000	8,448
Basic and diluted earnings (loss) per Common Unit	$0.51	$(21.26)	$0.93	$(21.26)
(10) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights for common unitholders (dollar amounts in thousands, except per unit amounts):

	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Per Unit Data:(1)
Members’ Capital, beginning of period	$20.12	$—
Net investment income (loss)	0.92	(4.49)
Net unrealized and realized gain (loss)(2)	0.02	—
Net increase (decrease) in Members’ Capital resulting from operations	0.94	(4.49)
Dividends declared	(0.91)	—
Issuance of Units	—	20.00
Total increase (decrease) in Members’ Capital	0.03	15.51
Members’ Capital, end of period	$20.15	$15.51
Common Units outstanding, end of period	12,595,000	40,000
Weighted average Common Units outstanding	12,595,000	8,448
Total return based on members’ capital (3)	4.66%	(22.45)%
Ratio/Supplemental Data:
Members' Capital attributable to the holders of Common Units, end of period	$253,781	$620
Ratio of total expenses to average members capital attributable to the holders of Common Units(4)	4.47%	147.03%
Ratio of net investment income to average members capital attributable to the holders of Common Units(4)	9.17%	(145.29)%
Ratio of total contributed capital to total committed capital, end of period	33.77%	100.00%
Asset coverage ratio(5)	256.00%	—%
Portfolio turnover rate	1.93%	—%

(1)	The per Common Unit data was derived by using the weighted average Common Units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated as the change in net asset value per Common Unit plus dividends declared during the period divided by the beginning net asset value per Common Unit.
(4)	Amounts are annualized except for incentive fees, organization and offering costs and other expenses for which expense support was provided, as applicable.
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
On August 5, 2025, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period July 1, 2025 through September 30, 2025, payable on or about October 30, 2025 to common unitholders of record as of September 30, 2025.
Effective July 25, 2025, the Company’s Board of Directors appointed Michael Occi, Jr. as Chief Executive Officer of the Company and a member of the Board of Directors to succeed Jeffrey Levin following his resignation from such positions. Mr. Levin’s resignation was not the result of any disagreement with the Company. In addition, The Company’s Board of Directors appointed Ashwin Krishnan as Chief Investment Officer of the Company and Orit Mizrachi and Jeffrey Day as Co-Presidents of the Company, each effective as of July 25, 2025.

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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds (as defined in the Order) and other accounts advised by our Adviser and its affiliates, which may include proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.
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
PORTFOLIO AND INVESTMENT ACTIVITY
The composition of our portfolio is presented below:

	As of
	June 30, 2025				December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value		Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$402,945	$405,059	99.6%		$276,919	$278,708	99.4%
Other Debt Investments	1,675	1,648	0.4		1,567	1,576	0.6
Equity	214	185	—	(1)	100	100	—	(1)
Total	$404,834	$406,892	100.0%		$278,586	$280,384	100.0%

(1)	Amounts rounds to 0.0%
Our debt portfolio displayed the following characteristics of each of our investments(1) (2) unless otherwise noted:

	As of
	June 30, 2025	December 31, 2024
Number of portfolio companies	57	42
Number of new investment commitments in portfolio companies	16	42
Number of investment commitments exited or fully repaid	1	—
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.4%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.6%
Weighted average yield on debt and income producing investments, at cost(3)	9.5%	9.7%
Weighted average yield on debt and income producing investments, at fair value(3)	9.4%	9.6%
Median 12-month EBITDA	$90.7	$90.6
Weighted average 12-month EBITDA	$147.0	$159.0
Weighted average net leverage through tranche(4)	6.0x	6.0x
Weighted average interest coverage(5)	1.9x	1.9x
Weighted average loan to value(6)	38.8%	39.1%
Percentage of debt investments with one or more financial covenants	44.1%	50.3%
Percentage of our debt investments that are sponsor backed	97.9%	100.0%
Percentage of loans and other debt in support of LBOs and acquisitions	65.0%	68.4%
Percentage of our debt portfolio subject to business cycle volatility	5.8%	5.3%
Average position size of our investments	7.14	6.68
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
Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
New investments committed
Gross Principal Balance(1)	$78,732	$642
Net new investments committed	$78,732	$642
Investments, at cost
Investments, beginning of period	$347,712	$—
New investments purchased	59,941	479
Net accretion of discount on investments	140	—
Payment-in-kind	73	—
Investments sold or repaid	(3,032)	—
Investments, end of period	$404,834	$479
Amount of investments funded, at principal
First lien debt investments	$60,467	$485
Total	$60,467	$485
Amount of investments sold/fully repaid, at principal
First lien debt investments	$—	$—
Total	$—	$—
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2025		December 31, 2024
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$7,166	1.8%	$1,022	0.4%
Risk rating 2	399,726	98.2	279,362	99.6
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
Total	$406,892	100.0%	$280,384	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$404,834	100.0%	$278,586	100.0%
Non-accrual	—	—	—	—
Total	$404,834	100.0%	$278,586	100.0%
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Total investment income	$9,175	$1	$17,335	$1
Less: Net expenses	3,209	181	5,768	181
Net investment income (loss) before taxes	5,966	(180)	11,567	(180)
Less: Excise tax expense	—	—	2	—
Net investment income (loss) after taxes	5,966	(180)	11,565	(180)
Net change in unrealized appreciation (depreciation)	556	—	273	—
Net increase (decrease) in Members' Capital resulting from operations	6,522	(180)	11,838	(180)
Preferred unit dividend	(46)	—	(92)	—
Net increase (decrease) in Members' Capital resulting from operations attributable to holders of Common Units	$6,476	$(180)	$11,746	$(180)

Investment Income
Investment income was as follows:

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Investment income:
Interest income	$8,934	$1	$16,876	$1
Payment-in-kind income	75	—	140	—
Other income	166	—	319	—
Total investment income	$9,175	$1	$17,335	$1
In the table above, total investment income is $9,175 and $17,335 for the three and six months ended June 30, 2025, respectively. In the table above, total investment income is $1 for the period from May 9, 2024 (inception) through June 30, 2024. The size of our investment portfolio at amortized cost is $278,586 and $404,834 as of December 31, 2024 and June 30, 2025. Weighted average asset yield of debt investments at cost at June 30, 2025 is 9.5%.
Expenses
Expenses were as follows:

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Expenses:
Interest and other financing expenses	$2,533	$—	$4,413	$—
Management fees	155	—	312	—
Organization and offering costs	76	150	182	150
Professional fees	327	31	612	31
Directors’ fees	52	—	104	—
General and other expenses	66	—	145	—
Total expenses	$3,209	$181	$5,768	$181
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $2,533 and $4,413 for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2025 weighted average borrowings outstanding were $133,753 and $112,843, respectively.
Management Fees
Management fees, were $155 and $312 for the three and six months ended June 30, 2025, respectively. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
Professional Fees and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services. General and administrative expenses include insurance, filing, research, subscriptions and other costs.
Organizational and Offering Costs
Organization and offering costs include expenses incurred in our initial formation and our offering of Units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024	For the Six Months Ended June 30, 2025	For the period from May 9, 2024 (inception) through June 30, 2024
Net realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation) on investments	536	—	260	—
Translation of assets and liabilities in foreign currencies	20	—	13	—
Net realized and unrealized gains (losses)	$556	$—	$273	$—

For the three and six months ended June 30, 2025, net change in unrealized appreciation (depreciation) on our investments of $536 and $260, respectively, which were primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. As of June 30, 2025, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2025, we had approximately $14.8 million of cash, which taken together with our approximately $136.5 million of availability under the UBS Funding Facility (subject to borrowing base availability), (as defined in “Note 6. Debt” in the notes to the accompanying consolidated financial statements), and our approximately $494.0 million of uncalled capital commitments to purchase units, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $127.0 million.
Equity
As of June 30, 2025, we had received aggregate capital commitments of approximately $745.9 million. For the six months ended June 30, 2025, the Company did not issue any Common Units or call any capital.
Distributions
Common Units
For the six months ended June 30, 2025,we did not issue any Common Units or call any capital.
The following table summarizes the total Common Units issued and proceeds received for the period from May 9, 2024 (inception) through June 30, 2024:

Common Unit Date	Common Units Issued	Proceeds Received
June 14, 2024	6,942	$139
June 18, 2024	23,058	461
June 28, 2024	10,000	200
Total	40,000	$800
Common Units
The following table summarizes our distributions declared and payable for the six months ended June 30, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	0.44	5,500
May 08, 2025	June 30, 2025	July 29, 2025	0.47	5,920
Total Distributions			$0.91	$11,420

Preferred Units
For the three and six months ended June 30, 2025, we accrued and paid $46 and $92 of distributions, respectively, to holders of the Series A Preferred Units.
For the period from May 9, 2024 (inception) through June 30, 2024, we did not declare or pay any distributions to the holders of Common Units or to holders of the Series A Preferred Units, respectively.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Funding Facility	$300,000	$163,500	$136,500	$300,000	$45,500	$254,500
For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
RECENT DEVELOPMENTS
On August 5, 2025, our Board of Directors, or Board declared a distribution equal to an amount up to the our taxable earnings per Common Unit, including net investment income (if positive) for the period July 1, 2025 through September 30, 2025, payable on or about October 30, 2025 to common unitholders of record as of September 30, 2025.
On July 24, 2025, our Board of Directors, or the Board, appointed Michael Occi, as a director and as our Chief Executive Officer, effective July 25, 2025, to fill the vacancy on the Board and to succeed Jeffrey Levin as our chief executive officer following Mr. Levin’s resignation.
In addition, on July 24, 2025, our Board appointed Ashwin Krishnan, as our Chief Investment Officer of us and appointed Orit Mizrachi and Jeffrey Day as Co-Presidents of us, all of which were effective on July 25, 2025.
Our Adviser’s investment committee, or the Investment Committee, is currently comprised of nine individuals: David N. Miller, Michael Occi, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Henry ‘Hank’ D’Alessandro, Toby Norris, Jon Spivak and Rebecca Shaoul. Messrs. Occi, and Spivak and Ms. Shaoul were appointed members of the Investment Committee in July 2025, and biographical information for Mr. Spivak and Ms. Shaoul is as follows:
Jon Spivak is a Managing Director of Morgan Stanley and a member of the Morgan Stanley Private Credit team, where he serves on the Investment Committee and focuses on originating and underwriting investment opportunities. Mr. Spivak also serves as the Portfolio Manager on various investment vehicles. Mr. Spivak joined Morgan Stanley in 2017 and has over 16 years of relevant industry experience. Prior to joining Morgan Stanley, Mr. Spivak was a Vice President at Tree Line Capital Partners where he was responsible for the origination, execution, and portfolio management of direct lending investments across a wide range of industries. Mr. Spivak also worked at Enhanced Capital Partners, an affiliate of Tree Line, where he held a similar role and served as an Investment Manager of its Small Business Investment Company. Mr. Spivak began his career at Bank of America Merrill Lynch in the Structured Equity Finance group, investing the bank’s balance sheet in various parts of the capital structure. Mr. Spivak holds a B.A. from the University of Pennsylvania and an MBA from the University of Chicago Booth School of Business.
Rebecca Shaoul is a Managing Director of Morgan Stanley and member of the Morgan Stanley Private Credit team, where she serves on the Investment Committee and as Head of Portfolio Management for the Direct Lending strategy. Ms. Shaoul joined Morgan Stanley in 2020 and has over 15 years of relevant industry experience. Prior to joining Morgan Stanley, Ms. Shaoul was a Director at Madison Capital Funding where she oversaw the underwriting, execution and portfolio management efforts for the Healthcare vertical and previously held various underwriting and execution roles focused on generalist transactions. Prior to joining Madison Capital, Ms. Shaoul held various underwriting and portfolio management roles at Wintrust Financial Corporation. Ms. Shaoul earned a B.S. in Finance from the University of Maryland.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and — "Part I, Item 1A. Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.
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

As of June 30, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Statements of Financial Condition as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$12,203	$(4,905)	$7,298
Up 200 basis points	$8,136	$(3,270)	$4,866
Up 100 basis points	$4,068	$(1,635)	$2,433
Up 25 basis points	$1,017	$(409)	$608
Down 25 basis points	$(1,017)	$409	$(608)
Down 100 basis points	$(4,068)	$1,635	$(2,433)
Down 200 basis points	$(8,136)	$3,270	$(4,866)
Down 300 basis points	$(12,203)	$4,905	$(7,298)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3: Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Fund II LLC

Dated: August 13, 2025	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)