Form 10-Q
period 2025-09-30
SL Investment Fund II LLC
filed 2025-11-12
CIK 2028686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of the registrant’s common units, $0.001 par value outstanding at November 12, 2025 was 14,065,297.

SL Investment Fund II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

SL Investment Fund II LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $451,852 and $278,586)	$454,050	$280,384
Cash	14,527	21,650
Deferred offering costs	—	219
Deferred financing costs	2,175	2,306
Interest and dividend receivable from non-controlled/non-affiliated investments	2,072	1,760
Receivable for investments sold/repaid	69	55
Other assets	6,177	10
Total assets	479,070	306,384

Liabilities
Debt	185,500	45,500
Payable to affiliates (Note 3)	166	37
Distribution payable	6,470	4,786
Management fees payable	168	159
Interest and financing costs payable	1,086	627
Accrued expenses and other liabilities	493	275
Total liabilities	193,883	51,384

Commitments and contingencies (Note 7)

Members' Capital
Series A Preferred Units, par value $0.001 (515 units issued and outstanding)	—	—
Paid-in capital in excess of par value of Series A Preferred Units	1,545	1,545
Common Units, par value $0.001 per unit (14,065,297 and 12,595,000 units issued and outstanding)	14	13
Paid-in capital in excess of par value of Common Units	281,447	251,748
Distributable earnings (loss)	2,181	1,694
Total Members’ Capital	285,187	255,000
Total liabilities and Member’ Capital	$479,070	$306,384
Members’ Capital per common unit	$20.17	$20.12

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,200	$511	$27,076	$512
Payment-in-kind income	76	4	216	4
Other income	212	9	531	9
Total investment income	10,488	524	27,823	525

Expenses:
Interest and other financing expenses	3,248	—	7,661	—
Management fees	168	19	480	19
Organization and offering costs	68	88	250	238
Professional fees	332	145	944	176
Directors’ fees	52	33	156	33
General and other expenses	83	699	228	699
Total expenses	3,951	984	9,719	1,165
Net investment income (loss) before taxes	6,537	(460)	18,104	(640)
Excise tax expense	—	—	2	—
Net investment income (loss) after taxes	6,537	(460)	18,102	(640)

Net realized and unrealized gain (loss):
Realized gain (loss):
Net realized gain (loss) from non-controlled/non-affiliated investments	8	—	8	—
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	140	220	400	220
Translation of assets and liabilities in foreign currencies	(7)	—	6	—
Net realized and unrealized gain (loss)	141	220	414	220
Net increase (decrease) in Members’ Capital resulting from operations	6,678	(240)	18,516	(420)
Series A Preferred Unit dividend	(47)	(5)	(139)	(5)
Net increase (decrease) in Members’ Capital resulting from operations attributable to holders of Common Units	$6,631	$(245)	$18,377	$(425)

Per unit information—basic and diluted
Net investment income (loss) per common unit (basic and diluted)	$0.52	$(0.29)	$1.44	$(0.64)
Earnings per common unit (basic and diluted)	$0.53	$(0.16)	$1.46	$(0.43)
Weighted average common units outstanding:	12,626,963	1,564,239	12,605,771	995,571

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Members’ Capital at the beginning of period	$255,326	$620	$255,000	$—
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	6,537	(460)	18,102	(640)
Net realized gain (loss)	8	—	8	—
Net change in unrealized appreciation (depreciation)	133	220	406	220
Net increase (decrease) in Members’ Capital resulting from operations	6,678	(240)	18,516	(420)

Distributions to unitholders from:
Distributable earnings	(6,517)	(5)	(18,029)	(5)
Total distributions to unitholders	(6,517)	(5)	(18,029)	(5)

Capital transactions:
Issuance of Common Units	29,700	251,100	29,700	251,900
Issuance of Preferred Units	—	1,545	—	1,545
Net increase (decrease) in Members' Capital resulting from capital transactions	29,700	252,645	29,700	253,445
Total increase (decrease) in Members' Capital	29,861	252,400	30,187	253,020
Members' Capital at end of period	$285,187	$253,020	$285,187	$253,020
Distribution per Common Unit	$0.46	$—	$1.37	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations	$18,516	$(420)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(400)	(220)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(6)	—
Net realized (gain) loss on investments	(8)	—
Net accretion of discount and amortization of premium on investments	(667)	(2)
Payment-in-kind interest and dividend capitalized	(202)	(51)
Amortization of deferred financing costs	404	—
Amortization of deferred offering costs	219	8
Purchases of investments and change in payable for investments purchased	(198,779)	(223,361)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	26,374	105
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(312)	(1,784)
(Increase) decrease in other assets	(6,167)	—
(Increase) decrease in deferred offering costs	—	(266)
(Decrease) increase in payable to affiliates	130	12
(Decrease) increase in management fee payable	9	19
(Decrease) increase in interest and financing costs payable	459	—
(Decrease) increase in accrued expenses and other liabilities	218	519
Net cash provided by (used in) operating activities	(160,212)	(225,441)

Cash flows from financing activities:
Borrowings on debt	198,000	—
Repayments on debt	(58,000)	—
Deferred financing costs paid	(273)	—
Proceeds from issuance of Common Units	29,700	251,900
Proceeds from issuance of Preferred Units	—	1,545
Distributions paid	(16,344)	—
Net cash provided by (used in) financing activities	153,083	253,445
Net increase (decrease) in cash	(7,129)	28,004
Effect of foreign exchange rate changes on cash	6	—
Cash, beginning of period	21,650	—
Cash, end of period	$14,527	$28,004

Supplemental information and non-cash activities:
Excise tax paid	$2	$—
Interest expense paid	$6,798	$—
Distribution payable	$6,470	$5
Accrued but unpaid deferred financing costs	$—	$—
Accrued but unpaid deferred offering costs	$—	$258

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Debt Investments - non-controlled/non-affiliated
Automobiles
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	13,235	$13,121	$13,235	4.64%
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(14)	—	—
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	4,568	4,513	4,568	1.60
								17,620	17,803	6.24
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	6,733	6,670	6,716	2.35
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	—	(13)	(7)	—
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	281	274	279	0.10
								6,931	6,988	2.45
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	8,133	8,129	8,133	2.85
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	—	—	—	—
								8,129	8,133	2.85
Commercial Services & Supplies
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	3,503	3,473	3,503	1.23
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(5)	—	—
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	2,866	2,852	2,866	1.00
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	258	253	258	0.09
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	—	(2)	—	—
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	7,266	7,207	7,237	2.54
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	652	644	647	0.23
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	06/28/2030	—	(7)	(4)	—
Pye-Barker Fire & Safety, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	6,500	6,500	6,484	2.27
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	1,415	1,399	1,408	0.49
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	05/24/2030	113	106	110	0.04
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	5,474	5,421	5,419	1.90
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(8)	(17)	(0.01)
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(8)	(8)	—
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	10,040	9,948	10,003	3.51
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	708	692	704	0.25
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	08/20/2030	—	(11)	—	—
United Flow Technologies Intermediate Holdco II, LLC	(5) (6)	First Lien Debt	S +	5.25%	9.25%	06/23/2031	89	88	89	0.03
United Flow Technologies Intermediate Holdco II, LLC	(5) (6)	First Lien Debt	S +	5.25%	9.25%	06/23/2031	50	49	50	0.02
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.25%	06/21/2030	—	—	—	—
VRC Companies, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.04%	06/29/2027	2,505	2,446	2,446	0.86
								41,033	41,195	14.45
Construction & Engineering

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	1,812	$1,812	$1,812	0.64%
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	1,105	1,095	1,095	0.38
LJ Avalon Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.77%	02/01/2029	—	(3)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	9,949	9,906	9,949	3.49
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	2,081	2,065	2,081	0.73
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	—	(6)	—	—
								14,869	14,937	5.24
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	5,857	5,790	5,769	2.02
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	166	156	140	0.05
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	519	510	507	0.18
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	1,755	1,732	1,701	0.60
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.20%	10/24/2030	11,949	11,845	11,949	4.19
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.20%	10/24/2030	3,788	3,750	3,788	1.33
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.20%	10/24/2029	—	(7)	—	—
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	7,054	6,988	7,036	2.47
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(10)	(6)	—
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(7)	(2)	—
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	2,169	2,150	2,169	0.76
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	7,584	7,522	7,549	2.65
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	—	(6)	(7)	—
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.32%	06/17/2030	186	179	182	0.06
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	1,202	1,190	1,190	0.42
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	—	(9)	(9)	—
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.25%	07/30/2032	—	(5)	(5)	—
LHS Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	5,775	5,689	5,689	1.99
LHS Borrower, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	—	(7)	(7)	—
								47,448	47,633	16.72
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	5,027	5,003	5,027	1.76
Accel International Holdings, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	—	(4)	—	—
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	4,652	4,590	4,490	1.57
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	—	(12)	(66)	(0.02)
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	319	306	286	0.10
								9,883	9,737	3.41
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	6,900	6,833	6,831	2.40
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	1,349	1,328	1,319	0.46
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	—	(15)	(15)	(0.01)

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	3,657	$3,624	$3,657	1.28%
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	—	(2)	—	—
NSI Holdings, Inc.	(5) (13)	First Lien Debt	P +	3.75%	11.00%	11/17/2031	17	12	17	0.01
								11,780	11,809	4.14
Financial Services
BCTO Bluebill Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	7,778	7,701	7,701	2.70
BCTO Bluebill Midco, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	—	(10)	(10)	—
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	1,930	1,913	1,911	0.67
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	598	586	577	0.20
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	91	87	86	0.03
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	3,701	3,656	3,674	1.29
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	—	(3)	(2)	—
								13,930	13,937	4.89
Ground Transportation
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	5,519	5,491	5,491	1.93
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	—	(42)	(42)	(0.01)
								5,449	5,449	1.91
Health Care Providers & Services
Imagine 360, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	40	40	40	0.01
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	—	—	—
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	—	—	—
Merative LP	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	18,529	18,437	18,437	6.46
Merative LP	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(6)	(5)	—
Merative LP	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(9)	(9)	—
								18,462	18,463	6.47
Insurance Services
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	4,437	4,404	4,437	1.56
High Street Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	04/14/2028	150	145	145	0.05
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	17,648	17,648	17,648	6.19
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.15%	10/16/2028	4,477	4,457	4,477	1.57
								26,654	26,707	9.37
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	7,028	6,964	7,028	2.46
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	2,347	2,319	2,347	0.82
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.16%	12/30/2030	—	(10)	—	—
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	10,198	10,062	10,198	3.58
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	—	(23)	—	—
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.37%	03/31/2031	319	304	319	0.11
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	13,529	13,404	13,496	4.73
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	2,000	1,969	1,988	0.70
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	188	172	184	0.06
UpStack, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	4,875	4,833	4,838	1.70

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	576	$565	$562	0.20%
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	188	181	182	0.06
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	14,445	14,321	14,445	5.07
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	747	729	747	0.26
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	—	(13)	—	—
								55,777	56,334	19.75
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	7,538	7,477	7,538	2.64
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(6)	—	—
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(7)	—	—
								7,464	7,538	2.64
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	6,788	6,730	6,788	2.38
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	1,229	1,217	1,229	0.43
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	—	(6)	—	—
								7,941	8,017	2.81
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	5,840	5,787	5,840	2.05
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	156	152	156	0.05
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	—	(6)	—	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	3,242	3,214	3,242	1.14
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	4,359	4,313	4,356	1.53
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	—	(9)	—	—
Bridgepointe Technologies, LLC	(5) (6)	First Lien Debt	S +	5.00%	9.00%	12/31/2027	100	99	100	0.04
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	2,861	2,835	2,854	1.00
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	308	300	304	0.11
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	—	(6)	(2)	—
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	9,246	9,207	9,246	3.24
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	—	(5)	—	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	3,567	3,538	3,549	1.24
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	—	(3)	(2)	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	1,757	1,741	1,757	0.62
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	111	103	111	0.04
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	36	32	36	0.01
								31,292	31,547	11.07
Real Estate Management & Development
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	6,872	6,840	6,872	2.41
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(4)	—	—
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(5)	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	15,191	15,212	15,175	5.32
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	1,879	1,868	1,873	0.66
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	48	44	47	0.02
								23,955	23,967	8.41
Software
AuditBoard, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	12,000	11,900	12,000	4.21
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(23)	—	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	$(18)	$—	—%
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	6,057	6,002	5,996	2.10
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	3,759	3,722	3,715	1.30
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	—	(6)	(7)	—
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	14,737	14,701	14,700	5.15
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(3)	(7)	—
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(6)	(7)	—
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	7,353	7,323	7,353	2.58
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	720	715	720	0.25
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	—	(3)	—	—
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	37	36	37	0.01
Montana Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.91%	07/22/2029	8,858	8,858	8,858	3.11
Montana Buyer, Inc.	(5) (13)	First Lien Debt	P +	4.75%	8.91%	07/22/2028	—	—	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	8,276	8,169	8,276	2.90
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	—	(21)	—	—
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	14,917	14,800	14,892	5.22
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(20)	—	—
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(13)	—	—
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	5,436	5,387	5,423	1.90
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(6)	(3)	—
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(6)	(2)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	9,772	9,648	9,704	3.40
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	—	(22)	(25)	(0.01)
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	386	366	375	0.13
								91,480	91,998	32.25
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	11,338	11,229	11,338	3.98
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	—	(6)	—	—
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	81	76	81	0.03
								11,299	11,419	4.01
Total Debt Investments - non-controlled/non-affiliated								$451,396	$453,611	159.06%

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity		02/03/2025	120,000	$114	$139	0.05%
Diversified Consumer Services
LHS Borrower, LLC	(5) (11) (12)	Common Equity		09/04/2025	250,000	242	241	0.08
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity		10/15/2024	1,000	100	59	0.02
Total Equity Investments - non-controlled/non-affiliated						$456	$439	0.15%
Total Portfolio Investments						$451,852	$454,050	159.21%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company is not an “affiliated person” of any of its portfolio companies.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR (“E”) or SOFR (“S”) or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025. As of September 30, 2025, the reference rates for our variable rate loans were the C at 2.56%, 1-month E at 1.93%,1-month S at 4.13%, 3-month S at 3.98%, 6- month S at 3.85%, SA at 3.97%, and the P at 7.25%.
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
(9)
Assets or a portion thereof are pledged as collateral for the UBS Facility (as defined below). See Note 6 “Debt”.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 6.50% of total assets as calculated in accordance with regulatory requirements.
(11)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of September 30, 2025, the aggregate fair value of these securities is $439 or 0.15% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Non-income producing security.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2025:

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accel International Holdings, Inc.	Revolver	04/26/2032	$865	$—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	822	—
Accordion Partners, LLC	Revolver	11/17/2031	652	—
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	1,564	(23)
Any Hour, LLC	Revolver	05/23/2030	346	(5)
Apex Service Partners, LLC	Delayed Draw Term Loan	04/29/2027	842	—
Apex Service Partners, LLC	Revolver	10/24/2029	896	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,233	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	1,124	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	1,338	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	404	(2)
Ascend Partner Services, LLC	Revolver	08/11/2031	1,122	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	972	(9)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	619	(6)
Banyan Software Holdings, LLC	Revolver	01/02/2031	652	(7)
CCI Buyer, Inc.	Revolver	05/13/2032	662	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,149	(3)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	667	(2)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	2,667	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(6)
DA Blocker Corp.	Revolver	02/10/2032	735	(2)
Drivecentric Holdings, LLC	Revolver	08/15/2031	1,765	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	368	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	187	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	2,632	(7)
Emburse, Inc.	Revolver	05/28/2032	2,632	(7)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	1,487	(7)
Essential Services Holding Corporation	Revolver	06/17/2030	11	—
Essential Services Holding Corporation	Revolver	06/17/2030	732	(3)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	1,125	—
Everbridge Holdings, LLC	Revolver	07/02/2031	740	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,408	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	500	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(9)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	530	(5)
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	14	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	654	(3)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	872	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	07/19/2027	1,350	(5)
IG Investment Holdings, LLC	Revolver	09/22/2028	404	(2)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	6	—
Imagine 360, LLC	Revolver	10/02/2028	4	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,914	—
Inhabitiq, Inc.	Revolver	01/12/2032	1,196	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	$174	$—
LHS Borrower, LLC	Revolver	09/04/2031	440	(7)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	1,443	(8)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	633	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	542	(5)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	923	(9)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	416	(4)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	1,412	(4)
MRI Software, LLC	Revolver	02/10/2028	616	(1)
Merative LP	Delayed Draw Term Loan	09/30/2027	2,118	(5)
Merative LP	Revolver	09/30/2032	1,853	(9)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	919	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	1,554	—
Model N, Inc.	Revolver	06/27/2031	12	—
Model N, Inc.	Revolver	06/27/2031	816	—
Montana Buyer, Inc.	Revolver	07/22/2028	1,028	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	1,717	(17)
NDT Global Holding, Inc.	Revolver	06/04/2032	1,533	(15)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	658	—
NSI Holdings, Inc.	Revolver	11/17/2031	640	—
Nasuni Corporation	Revolver	09/10/2030	1,724	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	4,375	—
Onit, Inc.	Revolver	01/27/2032	1,458	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	300	(2)
Project Potter Buyer, LLC	Revolver	04/23/2027	492	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	1,185	(3)
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	788	(2)
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,684	(17)
Railpros Parent, LLC	Revolver	05/24/2032	842	(8)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	3,543	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	862	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(3)
Runway Bidco, LLC	Revolver	12/17/2031	679	(2)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	16,981	(42)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	3,571	(25)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,221	(8)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	1,875	(66)
Spark Buyer, LLC	Revolver	10/15/2031	619	(22)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	1,179	—
Superman Holdings, LLC	Revolver	08/29/2031	1,451	—
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	2,706	(7)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	1,576	(4)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,559	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	824	(4)
Transit Technologies, LLC	Revolver	08/20/2030	1,364	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,655	—
UHY Advisors, Inc.	Revolver	11/21/2031	431	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	06/21/2030	10	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,299	(10)

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
UpStack, Inc.	Revolver	08/25/2031	$563	$(4)
VRC Companies, LLC	Delayed Draw Term Loan	09/15/2026	3,495	(34)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,812	(7)
Vamos Bidco, Inc.	Revolver	01/30/2032	562	(2)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	2,932	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	1,033	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	754	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	2,713	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,980	—
Total First Lien Debt Unfunded Commitments			$147,206	$(472)
Total Unfunded Commitments			$147,206	$(472)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Schedule of Investments (Audited)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Debt Investments
Automobiles
Drivecentric Holdings, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	13,235	$13,110	$13,225	5.18%
Drivecentric Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(16)	(2)	—
								13,094	13,223	5.18
Biotechnology
GraphPad Software, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	7,026	6,995	7,026	2.75
GraphPad Software, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	176	168	176	0.07
GraphPad Software, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	(3)	—	—
								7,160	7,202	2.82
Building Products
Project Potter Buyer, LLC	(5) (6)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	7,395	7,395	7,395	2.90
Project Potter Buyer, LLC	(5) (6) (12) (13)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	—
								7,395	7,395	2.90
Commercial Services & Supplies
CRCI Longhorn Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	3,529	3,496	3,529	1.38
CRCI Longhorn Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	265	260	265	0.10
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	7,321	7,255	7,321	2.87
HSI Halo Acquisition, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	227	220	227	0.09
HSI Halo Acquisition, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	06/28/2030	—	(8)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	6,500	6,500	6,500	2.55
Pye-Barker Fire & Safety, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	926	911	926	0.36
Pye-Barker Fire & Safety, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.83%	05/24/2030	113	105	113	0.04
Transit Technologies, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	6,364	6,303	6,364	2.49
Transit Technologies, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	—	(11)	—	—
Transit Technologies, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.51%	08/20/2030	—	(13)	—	—
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (12)	First Lien Debt	S +	5.25%	9.58%	06/23/2031	90	89	90	0.04
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.25%	9.58%	06/23/2031	5	5	5	—
United Flow Technologies Intermediate Holdco II, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.25%	9.58%	06/21/2030	—	—	—	—
								25,108	25,340	9.93
Construction & Engineering
Superman Holdings, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	10,024	$9,976	$10,024	3.93
Superman Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(7)	—	—
Superman Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(7)	—	—
								9,962	10,024	3.93
Diversified Consumer Services
Any Hour, LLC	(5)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	5,901	5,825	5,838	2.29
Any Hour, LLC	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	167	155	149	0.06
Any Hour, LLC	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	416	405	406	0.16
Any Hour, LLC	(5) (12)	Other Debt		13.00% PIK	13.00%	05/23/2031	1,593	1,567	1,576	0.62

SL Investment Fund II LLC

Consolidated Schedule of Investments (Audited)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Apex Service Partners, LLC	(5) (6) (12)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	11,371	$11,262	$11,371	4.46%
Apex Service Partners, LLC	(5) (6) (12)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	2,705	2,678	2,705	1.06
Apex Service Partners, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	609	601	609	0.24
Eclipse Buyer, Inc.	(5) (8)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	2,169	2,148	2,169	0.85
Eclipse Buyer, Inc.	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(2)	—	—
Eclipse Buyer, Inc.	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(2)	—	—
Essential Services Holding Corporation	(5) (7)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	7,584	7,516	7,584	2.97
Essential Services Holding Corporation	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	(6)	—	—
Essential Services Holding Corporation	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(8)	—	—
								32,139	32,407	12.70
Electrical Equipment
Spark Buyer, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	4,688	4,619	4,619	1.81
Spark Buyer, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(13)	(14)	(0.01)
Spark Buyer, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(14)	(14)	(0.01)
								4,592	4,591	1.80
Electronic Equipment, Instruments & Components
NSI Holdings, Inc.	(5) (7) (12) (12)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	3,684	3,648	3,648	1.43
NSI Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(3)	(3)	—
NSI Holdings, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(7)	(7)	—
								3,638	3,638	1.43
Financial Services
MAI Capital Management Intermediate, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	1,930	1,912	1,930	0.76
MAI Capital Management Intermediate, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	361	354	361	0.14
MAI Capital Management Intermediate, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	57	53	57	0.02
PMA Parent Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	2,569	2,532	2,532	0.99
PMA Parent Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(3)	(3)	—
								4,848	4,877	1.91
Health Care Providers & Services
Imagine 360, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	41	40	41	0.02
Imagine 360, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	—	—	—
Imagine 360, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	—	—	—
mPulse Mobile, Inc.	(5)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	10,753	10,504	10,529	4.13
								10,544	10,570	4.14
Insurance Services
Galway Borrower, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	4,475	4,434	4,475	1.75
Integrity Marketing Acquisition, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	17,782	17,782	17,782	6.97
Integrity Marketing Acquisition, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
								22,216	22,257	8.72
IT Services
Apollo Acquisition, Inc.	(5)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	6,719	6,652	6,652	2.61
Apollo Acquisition, Inc.	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(12)	(12)	—
Apollo Acquisition, Inc.	(5) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(9)	(9)	—
Ridge Trail US Bidco, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	10,276	10,125	10,248	4.02

SL Investment Fund II LLC

Consolidated Schedule of Investments (Audited)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Ridge Trail US Bidco, Inc.	(5) (6) (9) (12) (13)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	—	$(26)	$(10)	—%
Ridge Trail US Bidco, Inc.	(5) (6) (9) (12) (13)	First Lien Debt	S +	4.50%	8.83%	03/31/2031	319	302	316	0.12
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (12)	First Lien Debt	S +	4.75%	9.23%	01/22/2027	1,022	1,009	1,022	0.40
UpStack, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	4,875	4,829	4,875	1.91
UpStack, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	—	(9)	—	—
UpStack, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	113	106	113	0.04
Victors Purchaser, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	14,554	14,417	14,554	5.70
Victors Purchaser, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	—	(16)	—	—
Victors Purchaser, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	—	(15)	—	—
Victors Purchaser, LLC	(5) (8) (12) (13)	First Lien Debt	C +	4.75%	9.08%	08/15/2031	C$416	296	289	0.11
								37,649	38,038	14.91
Life Sciences Tools & Services
Model N, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	7,595	7,527	7,595	2.98
Model N, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(7)	—	—
Model N, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(7)	—	—
								7,513	7,595	2.98
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	6,787	6,725	6,787	2.66
Vessco Midco Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	596	584	596	0.23
Vessco Midco Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	—	(7)	—	—
								7,302	7,383	2.89
Professional Services
Accordion Partners, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	5,870	5,812	5,812	2.28
Accordion Partners, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(5)	(5)	—
Accordion Partners, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(6)	(6)	—
Ascend Partner Services, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	3,266	3,235	3,266	1.28
Ascend Partner Services, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	—	(26)	—	—
Ascend Partner Services, LLC	(5) (7) (12) (13)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	673	663	673	0.26
Bridgepointe Technologies, LLC	(5) (6) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	32	31	31	0.01
Carr, Riggs and Ingram Capital, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	2,875	2,847	2,847	1.12
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(7)	(7)	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12) (13)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	83	77	77	0.03
ComPsych Investment Corp.	(5) (7)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	9,316	9,273	9,316	3.65
ComPsych Investment Corp.	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	—	(6)	—	—
IG Investment Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	3,594	3,559	3,559	1.39
IG Investment Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(4)	(4)	—
UHY Advisors, Inc.	(5) (7)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	1,766	1,749	1,749	0.69
UHY Advisors, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(9)	(9)	—
UHY Advisors, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(5)	(5)	—
								27,178	27,294	10.70
Real Estate Management & Development
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	15,312	15,344	15,301	6.00
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	180	180	179	0.07

SL Investment Fund II LLC

Consolidated Schedule of Investments (Audited)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
MRI Software, LLC	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	26	$22	$26	0.01%
								15,546	15,506	6.08
Software
AuditBoard, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	12,000	11,891	12,000	4.70
AuditBoard, Inc.	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(26)	—	—
AuditBoard, Inc.	(5) (6) (12) (13)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(21)	—	—
Everbridge Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	7,409	7,375	7,409	2.90
Everbridge Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	726	720	726	0.28
Everbridge Holdings, LLC	(5) (7) (12) (13)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	(3)	—	—
Granicus, Inc.	(5) (7) (12) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	36	36	36	0.01
Montana Buyer, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.36%	07/22/2029	8,926	8,926	8,926	3.50
Montana Buyer, Inc.	(5) (12) (13)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	176	176	176	0.07
Nasuni Corporation	(5) (7)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	8,276	8,157	8,276	3.24
Nasuni Corporation	(5) (7) (12) (13)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	(24)	—	—
Runway Bidco, LLC	(5) (8)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	5,464	5,409	5,409	2.12
Runway Bidco, LLC	(5) (8) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—
Runway Bidco, LLC	(5) (8) (12) (13)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—
								42,602	42,944	16.83
Total Debt Investments								$278,486	$280,284	109.85%

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members’ Capital
Equity Investments
Electrical Equipment
Sparkstone Electrical Group	(5) (10) (11) (12)	Common Equity		10/15/2024	1,000	$100	$100	0.04%
Total Equity Investments						$100	$100	0.04%
Total Portfolio Investments						$278,586	$280,384	109.89%
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

SL Investment Fund II LLC

Consolidated Schedule of Investments (Audited)

December 31, 2024

(In thousands, except share amounts)

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

SL Investment Fund II LLC

Consolidated Schedule of Investments (Audited)

December 31, 2024

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	$978	$(5)
Accordion Partners, LLC	Revolver	11/17/2031	652	(6)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	1,564	(16)
Any Hour, LLC	Revolver	05/23/2030	450	(5)
Apex Service Partners, LLC	Revolver	10/24/2029	287	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	2,344	(12)
Apollo Acquisition, Inc.	Revolver	12/30/2030	938	(9)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	5,612	—
Ascend Partner Services, LLC	Revolver	08/11/2031	449	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	5,714	—
AuditBoard, Inc.	Revolver	07/14/2031	2,286	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	68	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	323	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,458	(7)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	583	(6)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	2,667	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	1,765	(1)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	368	—
Eclipse Buyer, Inc.	Revolver	09/06/2031	187	—
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	1,487	—
Essential Services Holding Corporation	Revolver	06/17/2030	929	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	1,125	—
Everbridge Holdings, LLC	Revolver	07/02/2031	740	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	14	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	1,586	—
GraphPad Software, LLC	Revolver	06/30/2031	661	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,081	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	872	—
IG Investment Holdings, LLC	Revolver	09/22/2028	404	(4)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	6	—
Imagine 360, LLC	Revolver	10/02/2028	4	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	174	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	779	0
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	373	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	1,705	(1)
MRI Software, LLC	Revolver	02/10/2027	449	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	1,554	—
Model N, Inc.	Revolver	06/27/2031	828	—
Montana Buyer, Inc.	Revolver	07/22/2028	852	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	658	(3)
NSI Holdings, Inc.	Revolver	11/15/2031	658	(6)

SL Investment Fund II LLC

Consolidated Schedule of Investments (Audited)

December 31, 2024

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Nasuni Corporation	Revolver	09/10/2030	$1,724	$—
PMA Parent Holdings, LLC	Revolver	01/31/2031	181	(3)
Project Potter Buyer, LLC	Revolver	04/23/2026	492	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	1,674	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	787	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	3,543	(9)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	862	(2)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,357	(7)
Runway Bidco, LLC	Revolver	12/17/2031	679	(7)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	1,875	(14)
Spark Buyer, LLC	Revolver	10/15/2031	937	(14)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	3,276	—
Superman Holdings, LLC	Revolver	08/29/2031	1,451	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	2,273	—
Transit Technologies, LLC	Revolver	08/20/2030	1,364	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,766	(9)
UHY Advisors, Inc.	Revolver	11/21/2031	467	(5)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	06/21/2026	45	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	06/21/2030	10	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,875	—
UpStack, Inc.	Revolver	08/25/2031	637	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	1,667	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	754	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	3,465	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,684	—
Total First Lien Debt Unfunded Commitments			$81,359	$(152)
Total Unfunded Commitments			$81,359	$(152)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SL Investment Fund II LLC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

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

(2) SIGNIFICANT ACCOUNTING POLICIES

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2025, the Company’s wholly owned subsidiaries include: SLIF II Financing SPV LLC (“Financing SPV”), SLIF II CA SPV LLC (“CA SPV”), SLIF II Equity Holdings LLC (“Equity Holdings”), and SLIF II SPV LLC (“SLIF SPV”, and collectively with CA SPV, Financing SPV, Equity Holdings LLC, and SLIF SPV the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Cash

Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

The Company applies fair value to its investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Company's Board of Directors (the "Board of Directors" or the "Board") has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same-to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.

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

As of September 30, 2025 and December 31, 2024, the Company had no investments on non-accrual status.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2025, the Company accrued $— and $2, respectively, of federal excise taxes. For the three months ended September 30, 2024 and for the period from May 9, 2024 (inception) through September 30, 2024, the Company did not accrue U.S. federal excise taxes.

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

(3) RELATED PARTY TRANSACTIONS

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

For the three and nine months ended September 30, 2025, $168 and $480, respectively, of Base Management Fees were accrued to the Investment Adviser. For the three months ended September 30, 2024 and for the period from May 9, 2024 (inception) through September 30, 2024, $19 and $19, respectively, of Base Management Fees was accrued to the Investment Adviser. As of September 30, 2025 and December 31, 2024, $168 and $159, respectively, were payable to the Investment Adviser relating to Base Management Fees.

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

For the three and nine months ended September 30, 2025, $— and $—, respectively, of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations. For the three months ended September 30, 2024 and for the period from May 9, 2024 (inception) through September 30, 2024 $— and $—, respectively, of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations.

Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, were $166 and $37, respectively.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$449,664	$451,910	99.5%	$276,919	$278,708	99.4%
Other Debt Investments	1,732	1,701	0.4	1,567	1,576	0.6
Equity	456	439	0.1	100	100	—	(1)
Total	$451,852	$454,050	100.0%	$278,586	$280,384	100.0%

(1)
Amounts round to 0.0%

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Automobiles	3.9%	4.7%
Beverages	1.5	—
Biotechnology	—	2.6
Building Products	1.8	2.6
Commercial Services & Supplies	9.1	9.0
Construction & Engineering	3.3	3.6
Diversified Consumer Services	10.5	11.6
Electrical Equipment	2.2	1.7
Electronic Equipment, Instruments & Components	2.6	1.3
Financial Services	3.1	1.7
Ground Transportation	1.2	—
Health Care Providers & Services	4.1	3.8
Insurance Services	5.9	7.9
IT Services	12.4	13.6
Life Sciences Tools & Services	1.7	2.7
Multi-Utilities	1.8	2.6
Professional Services	6.9	9.7
Real Estate Management & Development	5.3	5.5
Software	20.3	15.4
Wireless Telecommunication Services	2.4	—
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value were as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$5,449	$5,449	1.2%	$-	$-	-%
United States	446,403	448,601	98.8	278,586	280,384	100.0
Total	$451,852	$454,050	100.0%	$278,586	$280,384	100.0%

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

Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;

•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
•
The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;
•
The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;
•
Each quarter, the Company's audit committee (the "Audit Committee") reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$451,910	$451,910	$—	$—	$278,708	$278,708
Other Debt Investments	—	—	1,701	1,701	—	—	1,576	1,576
Equity	—	—	439	439	—	—	100	100
Total	$—	$—	$454,050	$454,050	$—	$—	$280,384	$280,384

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2025:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$405,059	$1,648	$185	$406,892
Purchases of investments(1)	66,058	—	242	66,300
Proceeds from principal repayments and sales of investments(2)	(19,760)	—	—	(19,760)
Accretion of discount/amortization of premium	392	1	—	393
Payment-in-kind	21	56	—	77
Net change in unrealized appreciation (depreciation)	132	(4)	12	140
Net realized gains (losses)	8	—	—	8
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$451,910	$1,701	$439	$454,050
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$132	$(4)	$12	$140

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$278,708	$1,576	$100	$280,384
Purchases of investments(1)	198,421	—	356	198,777
Proceeds from principal repayments and sales of investments(2)	(26,388)	—	—	(26,388)
Accretion of discount/amortization of premium	664	3	—	667
Payment-in-kind	40	162	—	202
Net change in unrealized appreciation (depreciation)	457	(40)	(17)	400
Net realized gains (losses)	8	—	—	8
Transfers into/(out) of Level 3(3)	—	—	—	-
Fair value, end of period	$451,910	$1,701	$439	$454,050
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$457	$(40)	$(17)	$400

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$479	$—	$—	$479
Purchases of investments(1)	233,221	1,465	—	234,686
Proceeds from principal repayments and sales of investments(2)	(137)	—	—	(137)
Accretion of discount/amortization of premium	(11)	—	—	(11)
Payment-in-kind	—	51	—	51
Net change in unrealized appreciation (depreciation)	219	1	—	220
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$233,771	$1,517	$—	$235,288
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$219	$1	$—	$220

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the period from May 9, 2024 (inception) through September 30, 2024:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments(1)	233,687	$1,465	—	235,152
Proceeds from principal repayments and sales of investments(2)	(137)	—	—	(137)
Accretion of discount/amortization of premium	2	—	—	2
Payment-in-kind	—	51	—	51
Net change in unrealized appreciation (depreciation)	219	1	—	220
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$233,771	$1,517	$—	$235,288
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$219	$1	$—	$220

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
	Fair	Valuation	Unobservable	Range (1)		Weighted
Asset Category	Value	Technique (2)	Input	Low	High	Average (3)
Investments in first lien debt	$451,910	Yield Analysis	Discount Rate	7.62%	9.95%	8.39%
Other debt	1,701	Yield Analysis	Discount Rate			14.45%
Common equity	439	Market Approach	EBITDA Multiple	11.00x	17.50x	13.26x
Total investments	$454,050

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the nine months ended September 30, 2025, no positions transitioned techniques or valuation approaches.
(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment.

	December 31, 2024
	Fair	Valuation	Unobservable	Range (1)		Weighted
Asset Category	Value	Technique	Input	Low	High	Average (2)
Investments in first lien debt	$278,708	Yield Analysis	Discount Rate	8.18%	11.16%	9.12%
Other debt	1,576	Yield Analysis	Discount Rate			9.42%
Common equity	100	Market Approach	EBITDA Multiple			13.02x
Total investments	$280,384

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
UBS Facility	3	$185,500	$185,500	$45,500	$45,500

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Facility	$300,000	$185,500	$114,500	$300,000	$45,500	$254,500

The summary information of its debt obligations were as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Weighted average interest rate (1)	6.47%	—%	6.47%	—%
Weighted average effective interest rate (2)	6.76%	—%	6.87%	—%
Weighted average debt outstanding	$178,924	$—	$135,112	$—

(1)
Excludes unused commitment fees and amortization of financing costs
(2)
Excludes unused commitment fees

UBS Facility

On October 10, 2024, Financing SPV entered into a Loan and Servicing Agreement, (as amended, restated or otherwise modified from time to time, the “UBS Facility”) with Financing SPV, as borrower, UBS AG London Branch, as administrative agent, the Company, as equity holder and as servicer, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent and collateral custodian. The maximum commitment amount under the UBS Facility was $300 million as of September 30, 2025. Proceeds of the borrowings under the UBS Facility may be used, among other things, to fund portfolio investments and to make advances under delayed draw term loans and revolving loans where Financing SPV is a lender. As of September 30, 2025, the availability period of the UBS Facility reinvestment period ends on October 10, 2027 and the UBS Facility matures on October 10, 2029.

Financing SPV may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2025, borrowings under the UBS Facility bear interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is one-month term SOFR), plus an applicable margin of 2.15%. Financing SPV pays a commitment fee ranging from 0.50% to 1.50% per annum on the average daily unused amount of the commitments under the UBS Facility, depending on the percentage of unused commitments under the UBS Facility, and certain other fees as agreed between Financing SPV and UBS.

The UBS Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as customary events of default.

As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the UBS Facility.

For more information, see "Note 11 - Subsequent Events."

The summary information of the UBS Facility is as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Borrowing interest expense	$2,957	$—	$6,632	$—
Facility unused commitment fees	155	—	625	—
Amortization of deferred financing costs	136	—	404	—
Total	$3,248	$—	$7,661	$—

(7) COMMITMENTS AND CONTINGENCIES

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had $147,206 and $81,359, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

As of September 30, 2025, the Company had $745,900 in total capital commitments from common unitholders, of which $464,300 was unfunded.

(8) MEMBERS’ CAPITAL

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$1,694	$—
Net investment income (loss) after taxes	18,102	4,596
Net realized gain (loss)	8	(1)
Net unrealized appreciation (depreciation)	406	1,798
Distributions declared	(18,029)	(4,838)
Tax reclassifications to equity of holders of Common Units	—	139
Total distributable earnings (loss), end of period	$2,181	$1,694

The following table summarizes the total Common Units issued and proceeds received for the nine months ended September 30, 2025 and for the period from May 9, 2024 (inception) through September 30, 2024:

Unit Issuance Date	Common Units Issued	Amount
For the Nine Months Ended September 30, 2025
September 29, 2025	1,470,297	$29,700
Total	1,470,297	$29,700
For the Period from May 9, 2024 (inception) Through September 30, 2024
June 14, 2024	6,942	$139
June 18, 2024	23,058	461
June 28, 2024	10,000	200
July 16, 2024	20,000	400
August 28, 2024	35,000	700
September 20, 2024	12,500,000	250,000
Total	12,595,000	$251,900

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	0.44	$5,500
May 8, 2025	June 30, 2025	July 29, 2025	0.47	5,920
August 5, 2025	September 30, 2025	October 30, 2025	0.46	6,470
Total Distributions			$1.37	$17,890

For the period from May 9, 2024 (inception) through September 30, 2024, the Company did not declare or pay any distributions to the holders of Common Units.

Preferred Units

For the three and nine months ended September 30, 2025, the Company accrued $47 and $139 of distributions, respectively, and paid $- and $93, respectively, to holders of the Series A Preferred Units. For both the three months ended September 30, 2024 and for the period from May 9, 2024 (inception) through September 30, 2024, the Company accrued $5 of distributions and did not make any payments to holders of the Series A Preferred Units.

(9) EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Net increase/(decrease) in net assets resulting from operations attributable to holders of Common Units	$6,631	$(245)	$18,377	$(425)
Weighted average Common Units outstanding	12,626,963	1,564,239	12,605,771	995,571
Basic and diluted earnings (loss) per Common Unit	$0.53	$(0.16)	$1.46	$(0.43)

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for common unitholders (dollar amounts in thousands, except per unit amounts):

	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Per Unit Data:(1)
Members’ Capital, beginning of period	$20.12	$—
Net investment income (loss)	1.44	(0.64)
Net unrealized and realized gain (loss)(2)	(0.03)	0.61
Net increase (decrease) in Members’ Capital resulting from operations	1.41	(0.03)
Distributions declared	(1.37)	—
Issuance of Units	0.01	20.00
Total increase (decrease) in Members’ Capital	0.05	(0.03)
Members’ Capital, end of period	$20.17	$19.97
Common Units outstanding, end of period	14,065,297	12,595,000
Weighted average Common Units outstanding	12,605,771	995,571
Total return based on members’ capital (3)	7.06%	(0.15)%
Ratio/Supplemental Data:
Members' Capital attributable to the holders of Common Units, end of period	$283,642	$251,475
Ratio of total expenses to average members capital attributable to the holders of Common Units(4)	5.03%	0.66%
Ratio of net investment income to average members capital attributable to the holders of Common Units(4)	9.46%	(0.13)%
Ratio of total contributed capital to total committed capital, end of period	37.75%	33.86%
Asset coverage ratio(5)	254.00%	—%
Portfolio turnover rate	7.08%	0.12%

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

On November 4, 2025, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period October 1, 2025 through December 31, 2025, payable on or about January 29, 2026 to common unitholders of record as of December 31, 2025.

On October 28, 2025, Financing SPV entered into Amendment No. 2 (“Amendment No. 2”) to the UBS Facility. Amendment No. 2 amended certain terms of the UBS Facility to provide for, among other things, (i) an increase to the facility amount from $300 million to $600 million, (ii) an extension of the facility maturity date from October 10, 2029 to October 28, 2030, (iii) an extension of the reinvestment period end date from October 10, 2027 to October 28, 2028, and (iv) a reduction in the facility margin rate from 2.15% per annum to 1.90% per annum.

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

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•
uncertainty and changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”) and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to maintain our qualification as a BDC, and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to an investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of certain expenses incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

•
initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver);

•
costs associated with our initial private offering;
•
costs of any other offerings of our common units, par value $0.001 (“Common Units”), 12.0% Series A Cumulative Preferred Units, par value $0.001 (“Preferred Units”) and other securities, if any;
•
calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•
out of pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies (including, without limitation, any reverse termination fees and any liquidated damage and any costs related to broken deals) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•
base management fees under the Investment Advisory Agreement;
•
certain costs and expenses relating to distributions paid by us;
•
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•
arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
•
the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, making or holding investments;
•
the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•
transfer agent and custodial fees;
•
costs of derivatives and hedging;
•
commissions and other compensation payable to brokers or dealers;
•
any fees payable to rating agencies;
•
federal and state registration fees;
•
U.S. federal, state and local taxes, including any excise taxes;
•
independent director fees and expenses;
•
costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•
the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•
the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•
fees and expenses associated with marketing efforts;
•
any fidelity bond required by applicable law;
•
any necessary insurance premiums;
•
any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by us), provided that we will not bear such expenses to the extent, but only to the extent, that the relevant conduct is not indemnifiable under applicable law, including, if applicable, ERISA);
•
direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•
cost of winding up; and
•
all other expenses incurred by either the Administrator or us in connection with administering our business.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	As of
	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$449,664	$451,910	99.5%	$276,919	$278,708	99.4%
Other Debt Investments	1,732	1,701	0.4	1,567	1,576	0.6
Equity	456	439	0.1	100	100	—	(1)
Total	$451,852	$454,050	100.0%	$278,586	$280,384	100.0%

(1)
Amounts rounds to 0.0%

Our debt portfolio displayed the following characteristics of each of our investments(1) (2) unless otherwise noted:

	As of
	September 30, 2025	December 31, 2024
Number of portfolio companies	63	42
Number of new investment commitments in portfolio companies	24	42
Number of investment commitments exited or fully repaid	3	—
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.4%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.6%
Weighted average yield on debt and income producing investments, at cost(3)	9.2%	9.7%
Weighted average yield on debt and income producing investments, at fair value(3)	9.1%	9.6%
Weighted average yield on total portfolio, at cost(4)	9.2%	9.7%
Weighted average yield on total portfolio, at fair value(4)	9.1%	9.6%
Median 12-month EBITDA	$90.6	$90.6
Weighted average 12-month EBITDA	$147.2	$159.0
Weighted average net leverage through tranche(5)	5.8x	6.0x
Weighted average interest coverage(6)	2.0x	1.9x
Weighted average loan to value(7)	38.4%	39.1%
Percentage of debt investments with one or more financial covenants	38.2%	50.3%
Percentage of our debt investments that are sponsor backed	98.2%	100.0%
Percentage of loans and other debt in support of LBOs and acquisitions	63.0%	68.4%
Percentage of our debt portfolio subject to business cycle volatility	5.1%	5.3%
Average position size of our investments	7.21	6.68

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
(4)
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of the Company divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(5)
Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(6)
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
(7)
Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
New investments committed
Gross Principal Balance(1)	$89,073	$308,688
Net new investments committed	$89,073	$308,688
Investments, at cost
Investments, beginning of period	$404,834	$479
New investments purchased	66,300	234,673
Net accretion of discount on investments	393	2
Payment-in-kind	77	51
Net realized gain (loss) on investments	8	—
Investments sold or repaid	(19,760)	(137)
Investments, end of period	$451,852	$235,068
Amount of investments funded, at principal
First lien debt investments	$66,663	$235,449
Other debt investments	—	1,465
Equity(2)	242	—
Total	$66,905	$236,914
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(21,893)	$(137)
Total	$(21,893)	$(137)

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2025		December 31, 2024
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—	$1,022	0.4%
Risk rating 2	454,050	100.0%	279,362	99.6%
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
Total	$454,050	100.0%	$280,384	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$451,852	100.0%	$278,586	100.0%
Non-accrual	—	—	—	—
Total	$451,852	100.0%	$278,586	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Total investment income	$10,488	$524	$27,823	$525
Less: Net expenses	3,951	984	9,719	1,165
Net investment income (loss) before taxes	6,537	(460)	18,104	(640)
Less: Excise tax expense	—	—	2	—
Net investment income (loss) after taxes	6,537	(460)	18,102	(640)
Net change in unrealized appreciation (depreciation)	133	220	406	220
Net realized gain (loss)	8	—	8	—
Net increase (decrease) in Members' Capital resulting from operations	6,678	(240)	18,516	(420)
Preferred unit dividend	(47)	(5)	(139)	(5)
Net increase (decrease) in Members' Capital resulting from operations attributable to holders of Common Units	$6,631	$(245)	$18,377	$(425)

Investment Income

Investment income was as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Investment income:
Interest income	$10,200	$511	$27,076	$512
Payment-in-kind income	76	4	216	4
Other income	212	9	531	9
Total investment income	$10,488	$524	$27,823	$525

In the table above, total investment income increased from $524 and 525 for the three months ended September 30, 2024 and for the period from May 9, 2024 (inception) through September 30, 2024, respectively to $10,488 and $27,823 for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost is $278,586 and $451,852 as of December 31, 2024 and September 30, 2025, respectively. Weighted average asset yield of debt investments at cost at September 30, 2025 is 9.2%.

Expenses

Expenses were as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Expenses:
Interest and other financing expenses	$3,248	$—	$7,661	$—
Management fees	168	19	480	19
Organization and offering costs	68	88	250	238
Professional fees	332	145	944	176
Directors’ fees	52	33	156	33
General and other expenses	83	699	228	699
Total expenses	$3,951	$984	$9,719	$1,165
Excise tax expense	—	—	2	—

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $3,248 and $7,661 for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2025 weighted average borrowings outstanding were $178,924 and $135,112 respectively.

Management Fees

Management fees, were $168 and $480 for the three and nine months ended September 30, 2025, respectively. Management fees, were $19 and $19 for the three months ended September 30, 2024 and for the period from May 9, 2024 (inception) through September 30, 2024, respectively. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services. General and administrative expenses include insurance, filing, research, subscriptions and other costs.

Organizational and Offering Costs

Organization and offering costs include expenses incurred in our initial formation and our offering of Units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from May 9, 2024 (inception) through September 30, 2024
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$8	$-	$8	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$140	$220	$400	$220
Translation of assets and liabilities in foreign currencies	(7)	—	6	—
Net realized and unrealized gains (losses)	$141	$220	$414	$220

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned from on investments and cash equivalents. As of September 30, 2025, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2025, we had approximately $14.5 million of cash, which taken together with our approximately $114.5 million of availability under the UBS Facility (subject to borrowing base availability), (as defined in “Note 6. Debt” in the notes to the accompanying consolidated financial statements), and our approximately $464.3 million of uncalled capital commitments to purchase units, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $147.2 million.

Equity

As of September 30, 2025, we had received aggregate capital commitments of approximately $745.9 million.

The following table summarizes the total Common Units issued and proceeds received for the nine months ended September 30, 2025 and September 30, 2024:

Unit Issuance Date	Common Units Issued	Amount
For the Nine Months Ended September 30, 2025
September 29, 2025	1,470,297	$29,700
Total	1,470,297	$29,700
For the Period from May 9, 2024 (inception) Through September 30, 2024
June 14, 2024	6,942	$139
June 18, 2024	23,058	461
June 28, 2024	10,000	200
July 16, 2024	20,000	400
August 28, 2024	35,000	700
September 20, 2024	12,500,000	250,000
Total	12,595,000	$251,900

Distributions

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	0.44	$5,500
May 8, 2025	June 30, 2025	July 29, 2025	0.47	5,920
August 5, 2025	September 30, 2025	October 30, 2025	0.46	6,470
Total Distributions			$1.37	$17,890

For the period from May 9, 2024 (inception) through September 30, 2024, we did not declare or pay any distributions to the holders of Common Units.

Preferred Units

For the three and nine months ended September 30, 2025 the we accrued $47 and $139 of distributions, and paid $- and $93 respectively, to holders of the Series A Preferred Units. For both the three months ended September 30, 2024 and for the period from May 9, 2024 (inception) through September 30, 2024, we accrued $5 of distributions and did not make any payments to holders of the Series A Preferred Units.

Debt

Our outstanding debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Facility	$300,000	$185,500	$114,500	$300,000	$45,500	$254,500

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

On November 4, 2025, our Board of Directors declared a distribution equal to an amount up to the our taxable earnings per Common Unit, including net investment income (if positive) for the period October 1, 2025 through December 31, 2025, payable on or about January 29, 2026 to common unitholders of record as of December 31, 2025.

On October 28, 2025, Financing SPV entered into Amendment No. 2 (“Amendment No. 2”) to the UBS Facility. Amendment No. 2 amended certain terms of the UBS Facility to provide for, among other things, (i) an increase to the facility amount from $300 million to $600 million, (ii) an extension of the facility maturity date from October 10, 2029 to October 28, 2030, (iii) an extension of the reinvestment period end date from October 10, 2027 to October 28, 2028, and (iv) a reduction in the facility margin rate from 2.15% per annum to 1.90% per annum.

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

RELATED PARTY TRANSACTIONS

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
the Indemnification Agreement.

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and — "Part I, Item 1A. Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

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

As of September 30, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Statements of Financial Condition as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$13,611	$(5,565)	$8,046
Up 200 basis points	$9,074	$(3,710)	$5,364
Up 100 basis points	$4,537	$(1,855)	$2,682
Up 25 basis points	$1,134	$(464)	$670
Down 25 basis points	$(1,134)	$464	$(670)
Down 100 basis points	$(4,537)	$1,855	$(2,682)
Down 200 basis points	$(9,074)	$3,710	$(5,364)
Down 300 basis points	$(13,611)	$5,565	$(8,046)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1

Amendment No. 2 to Loan and Servicing Agreement, dated as of October 28, 2025, among SLIF II Financing SPV LLC, as borrower, SL Investment Fund II LLC, as equityholder and as servicer, UBS AG London Branch, as administrative agent, each of the Lenders party thereto, and State Street Bank and Trust Company, as collateral agent and as collateral custodian (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 814-01754) filed on October 30, 2025).

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

SL Investment Fund II LLC

Dated: November 12, 2025	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)