Form 10-K
period 2025-12-31
SL Investment Fund II LLC
filed 2026-03-04
CIK 2028686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 814-01366

SL Investment Fund II LLC

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-4692047 (I.R.S. Employer Identification No.)

1585 Broadway, New York, NY (Address of principal executive offices)	10036 (Zip Code)

1 212-761-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

As of June 30, 2025, there was no established public market for the registrant’s common units.

The number of the registrant’s Common Units, outstanding at March 4, 2026 was 16,621,241.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

SL Investment Fund II LLC

EXPLANATORY NOTE

In this report, except where the context suggests otherwise:

•
the terms “we,” “us,” “our,” and the “Company” refer to SL Investment Fund II LLC, a Delaware limited liability company, together with its consolidated subsidiaries, where applicable;
•
the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley;
•
the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•
the term “MS Private Credit” refers to the North America private credit strategies within the private credit platform of IM;
•
the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “MS BDCs” refers to the Company and the other business development companies, or BDCs, advised by our Adviser;
•
the term “Units” refers to our Common Units;
•
the term “Preferred Units” refers to our preferred units, including our Series A Preferred Units; and
•
references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our Adviser and its affiliates;
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
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

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

Part I

Item 1. Business

We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by the Adviser, an indirect wholly owned subsidiary of Morgan Stanley.

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

We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investment. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate, or SOFR.

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

Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) utilizing the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring, and (4) accessing Morgan Stanley’s global resources.

By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns and will continue to deploy capital in a prudent manner. Our investment pace will depend on several factors including the market environment, the current economic environment, and deal flow.

The Adviser

Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include MS Private Credit, European Private Credit, Flexible Credit and Growth Credit.

Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $26.2 billion in committed capital1 as of February 1, 2026.

MS Private Credit’s primary areas of focus include:

•
Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments are made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of February 1, 2026, Direct Lending managed approximately $23.0 billion in committed capital.
•
Opportunistic Credit. Investments are made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2026, Opportunistic Credit managed approximately $3.2 billion in committed capital.

Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of nine senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2025, IM managed approximately $1.9 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.

The Administrator

Our Administrator, an indirect, wholly-owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated September 12, 2024 between us and the Administrator (the “Administration Agreement”).

We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, which expenses are ultimately borne by our unitholders. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. See “Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors (as defined below)).

Investments

As of December 31, 2025, we had investments in 78 portfolio companies across 23 industries. Based on fair value as of December 31, 2025, approximately 99.7 % of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2025, our weighted average total yield of investments in debt securities at amortized cost was 8.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with the exception of funds past their investment period, where committed capital is calculated as invested capital.

Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading, defensible market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:

•
Strong, predictable deal flow given significant private equity committed capital;
•
Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•
Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•
Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•
Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•
Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.

We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.

We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including Canada, the United Kingdom and countries that are members of the European Union, as well as Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors.

Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography, and for the avoidance of doubt, investments in such sectors are separate and apart from the ESG (as defined below) considerations described below. See “— Investment Process — Due Diligence & Structuring” below.

Investment Criteria

In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans) and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Under normal market circumstances, we expect that investments other than first lien senior secured term loans would not exceed 10% of our gross assets at the time of acquisition of any such investments. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments by focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective.

We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:

•
EBITDA of $15 - $200 million;
•
Defensible, leading market positions;
•
Unique or specialized strategy or other meaningful barriers to entry;
•
Low technology or market risks;

•
Diversified product offering, customer and supplier base;
•
Stable cash flows;
•
Low capital expenditure requirements;
•
General avoidance of what we believe to be cyclical industry sectors;
•
Predominantly North American base of operations;
•
Typical loan-to-value of up to 60%; and
•
Experienced management teams with successful track records.

Key themes of our investment strategy include:

•
Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;
•
Performing thorough fundamental business and industry due diligence;
•
Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•
Structuring investments focused on providing us with security, documentation protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•
Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.

Market Opportunity

We believe the middle market direct lending market environment continues to be attractive, despite the recent market volatility driven in part by trade policy, uncertainty surrounding the implementation of artificial intelligence, or AI, among other factors. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us, which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.

Demand for Direct Lending Solutions

We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 25% as of June 30, 2025.

•
Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•
Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.

Large and Growing U.S. Middle-Market

We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.

•
Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $657 billion of middle-market loans with maturities between the first quarter of 2026 and the third quarter of 2031 that will likely require a refinancing event.
•
Robust Private Equity Dry Powder: In addition, data from Preqin shows that global private equity managers currently have over $1.1 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.

We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.

Attractive Attributes of Middle-Market Direct Lending

We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to several structural and market factors. We have seen some recovery in leveraged buyout activity in recent quarters, and we believe that the private credit market continues to present high quality opportunities that could offer compelling risk-adjusted returns.

•
Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•
Floating Rate: We believe that the Company is well positioned in the current interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.
•
Covenants: We seek to underwrite loans that have legal documentation that contains meaningful protections, including financial maintenance covenants. Such protective documentation terms typically limit the ability for a borrower to incur additional debt and protects lender collateral. We also believe that contractual reporting requirements allow us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•
Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.
•
Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 150+ basis points of incremental spread premium over broadly syndicated loans on average.

We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. From 2017 to 2025, senior middle-market loans have produced lower loss rates than leveraged loans and high yield bonds.

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

Ability to Leverage Morgan Stanley’s Relationships and Network

Morgan Stanley has a substantial network of business relationships with individuals, companies, institutions and governments in the United States and around the world, which we believe is a potential source of investment opportunities for us and differentiates us relative to other BDCs. Additionally, we believe that this network may potentially assist our portfolio companies through our efforts to make introductions and referrals to the investment banking and capital markets services of the Firm.

In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The investment teams may consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.

Morgan Stanley has no obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress. Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including, without limitation, joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. For additional information, see “Part I Item 1A. Risk

Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”

Highly Differentiated Deal Sourcing Advantages

We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provide a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.

Distinctive Approach to Credit Investing and Due Diligence

We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, right-sized capital base, and focus on documentation protection, differentiates us from our competitors.

Experienced and Accomplished Investment Team & Investment Committee

The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Ashwin Krishnan, our Chief Investment Officer, has principal portfolio management responsibility for us and serves as Chair of the Investment Committee. Mr. Krishnan has 25 years of experience in private credit, including origination, senior secured, mezzanine and opportunistic lending, and leveraged finance, and he also currently serves in the same capacity for each of the MS BDCs. Mr. Krishnan serves as the Head and Chief Investment Officer of Morgan Stanley’s North America Private Credit Platform and chairs the investment committees of the platform.

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

Preliminary Screen

An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation, if available. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.

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

Due Diligence & Structuring

All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to availability, applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.

Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:

•
Financial analysis;
•
Capital structure review;
•
Covenant analysis;
•
Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•
Industry research;
•
Customer calls;
•
Industry expert calls;
•
Evaluation of impact due to implementation of artificial intelligence;
•
Management background checks;
•
Consideration of environmental, social and governance (“ESG”) issues; and
•
Negotiation of legal documentation.

The Investment Team reviews ESG considerations as part of its due diligence process. These considerations include, but are not limited to, whether the borrower has formal ESG and compliance policies, the type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, or nuclear energy) and the borrower’s hiring practices. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision on whether to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence.

Investment Committee Approval & Closing

The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.

Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Ashwin Krishnan, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.

Portfolio Management

We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams and private equity sponsors, and uses internal resources including leveraging extensive industry expertise resident in Morgan Stanley’s businesses, as appropriate (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) in an attempt to give us an ongoing advantage relative to other investors in the portfolio company. The Adviser typically receives quarterly financial reports from portfolio companies. This information access and ongoing interaction with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, review of trends of specific industries, internal risk ratings (“Internal Risk Ratings”), revenue, EBITDA and leverage.

Frequency of review of individual portfolio companies is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed more frequently as appropriate. In addition, the Adviser holds weekly “watchlist” meetings which include a discussion of all investments that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations and the business trends and risk factors present are generally favorable, which may include trends and factors such as the performance of the portfolio company or the likelihood of a potential exit.

Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations, and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

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

Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be changed over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations” for further details.

Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital market volatility and economic uncertainty.

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

We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), which supersedes the co-investment order issued to us and the Adviser on August 2, 2022 and amended on January 14, 2025, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments. See “—Co-Investment Transactions.”

Investments by Morgan Stanley and Its Affiliated Investment Accounts

Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including, without limitation, the MS BDCs, whose investment objectives overlap with ours. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser has in the past and may in the future enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.

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

Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”

Co-Investment Transactions

Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order, which includes, among other things, the requirement to ensure a fair and equitable allocation of investment opportunities to the MS BDCs, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.

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

With respect to co-investment transactions conducted under the Order, allocations among us and certain other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.

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

Implications of Being an Emerging Growth Company

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:

•
the last day of our fiscal year in which the fifth anniversary of any initial public offering of our Units;
•
the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
•
the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

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

Private Offering of Units

Our initial private offering of Units was conducted in reliance on Regulation D and Regulation S under the Securities Act. Each investor in our initial private offering was required to be an “accredited investor” as defined in Regulation D of the Securities Act or a “non-U.S. person” pursuant Regulation S of the Securities Act and otherwise satisfy the criteria of Regulation D and/or Regulation S, as applicable. The criteria required of Regulation D and/or Regulation S under the Securities Act may not apply to investors in subsequent offerings.

We have entered into and expect to enter into separate Subscription Agreements with a number of investors for this private offering. Each investor will make a capital commitment to purchase Units pursuant to a Subscription Agreement. Investors will be required to make capital contributions to purchase Units each time we deliver a drawdown notice, which will be delivered at least five business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-unit price as determined in accordance with our unit pricing policy and the limitations under Section 23 of the 1940 Act. We may set the per-unit price above the net asset value per Unit based on a variety of factors, including the total amount of our organizational and other expenses.

Investors who purchase Units in the private offering will not be permitted to sell, assign, transfer or otherwise dispose of its Units or Capital Commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law.

The initial closing of our private offering of Units occurred on September 13, 2024 (the “Initial Closing”). On September 20, 2024, we also sold 515 of our 12.0% Series A Cumulative Preferred Units (the “Series A Preferred Units”).

We may, in our sole discretion, accept additional Capital Commitments in subsequent closings of the private offering (each a “Subsequent Closing”) up to eighteen months after the Initial Closing, or March 12, 2026 (the “Final Closing Deadline”); provided, that we may, in our sole discretion, hold a Subsequent Closing to permit an investor to make a capital commitment within ninety calendar days after the Final Closing Deadline if the Adviser determines in good faith that such investor was substantially engaged in the investment process as of the Final Closing Deadline. We reserve the right to conduct additional offerings of securities in the future in addition to this private offering.

Each investor in the Initial Closing and each Subsequent Closing will be required to make purchases of Units (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of the Units will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings, including the seed capital closing prior to the Initial Closing. Catch-up Purchases will be made at a per-unit price determined prior to the issuance of such Units and in accordance with our unit pricing policy and the limitations under Section 23 of the 1940 Act. In order to more fairly allocate organizational expenses among all of our unitholders, investors subscribing in the Initial Closing or any Subsequent Closing will be required to pay a price per unit above net asset value reflecting a variety of factors, including, without limitation, the total amount of our organizational and other expenses.

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

Investment Period and Term

We may draw down Capital Commitments to make investments at any time during the period from the Initial Closing through the third anniversary of the Initial Closing, subject to extension for up to two additional one-year periods at the Adviser’s discretion (the “Investment Period”). After the end of the Investment Period, we may draw down Capital Commitments to the extent necessary to: (a) pay and/or establish reserves for actual or anticipated expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations, any indemnity obligations and any other liabilities, contingent or otherwise, whether incurred before or after the end of the Investment Period, (b) complete investments or obligations (including guarantees) that are in process or under active consideration as of the end of the Investment Period (including delayed draw and revolver commitments, future funding obligations and other investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investment), (d) maintain or protect the value of, or cover expenses relating to, any investment (including in connection with a buy/sell event), (e) fund amounts in connection with a workout, restructuring or recapitalization of any investment or a similar transaction, including pursuant to the exercise of any voting, approval or consent rights and other rights relating to any opportunity to reinvest, roll, exchange or otherwise participate in any repricing, amendment, amend and extend transaction, refinancing, exchange offer or other similar transaction available to us following the end of the Investment Period and/or (f) for us to comply with applicable laws and regulations, including the 1940

Act, and the Code. For the avoidance of doubt, the termination of the Investment Period does not signify the commencement of our wind down or result in any obligation of us to return investors’ capital.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024 and December 31, 2025, our asset coverage ratio was 660% and 210%, respectively.

While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code) or the repurchase of such securities or Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See Note 6. “Debt” in the notes to the accompanying consolidated financial statements.

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

Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and reviews the methodology employed in determining how the expenses are allocated among us and the other MS BDCs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements into which our Administrator enters.

Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as an administrator for us, subject to the provisions of the 1940 Act.

In addition, pursuant to a sub-administration agreement, our Administrator has engaged State Street Bank and Company (or “State Street”) to act on behalf of our Administrator in the performance of certain other administrative services for us. We have also engaged State Street directly to serve as our custodian and as our Units transfer agent, distribution paying agent and registrar.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors”of this report and other reports and documents we file with the SEC.

Risks Relating to Our Business and Structure

•
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
•
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.
•
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
•
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•
There are significant potential conflicts of interest that could affect our investment returns.
•
We intend to limit participation in our units by certain investors due to certain restrictions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our Units are illiquid investments for which there is not a secondary market.
•
We operate in a highly competitive market for investment opportunities.
•
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

•
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expense.
•
We are subject to risks associated with our Credit Facility.
•
Investors in our Units may fail to fund their capital commitments when due.
•
Failure to qualify as a BDC would decrease our operating flexibility.
•
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors, and, as a result, there may be uncertainty as to the value of our portfolio investments.
•
We are a non-diversified investment company within the meaning of the 1940 Act.

Risks Relating to Our Investments

•
Limitations of investment due diligence expose us to investment risk.
•
Our debt investments may be risky, and we could lose all or part of our investments.
•
Defaults by our portfolio companies will harm our operating results.
•
We may experience fluctuations in our quarterly operating results.
•
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•
Covenant-lite loans may expose us to different risks.
•
The lack of liquidity in our investments may adversely affect our business.
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

Risks Relating to Our Common Units and Preferred Units

•
Investing in our Units may involve an above average degree of risk.
•
There is no public market for our Units or Series A Preferred Units, and we do not expect there to be a market for our Units or preferred units.
•
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
•
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
•
The net asset value of our Units may fluctuate significantly.
•
Our unitholders may experience dilution in their ownership percentage.

•
If we fail to pay distributions on our Series A Preferred Units for two years, the holders of our Series A Preferred Units will be entitled to elect a majority of our directors

Regulation

We have elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although we do not currently intend to list our Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its equity holders. We have elected to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a)
Is organized under the laws of, and has its principal place of business in, the United States;
b)
Is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)
Satisfies either of the following:
i)
Does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
ii)
Is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
2)
Securities of any eligible portfolio company which we control.
3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6)
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

Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On August 12, 2024, our unitholders unanimously approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of August 12, 2024. As a result of the unitholders’ approval, effective August 12, 2024, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. Under the 1940 Act, any preferred units we issue, including the Series A Preferred Units, will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly owned, consolidated subsidiaries.

Code of Ethics

We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The code of ethics for each of the Adviser and the Company are available on the SEC’s website at www.sec.gov, and you may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge upon request. Unitholders may obtain information regarding how the Adviser voted proxies by making a written request for proxy voting information to: SL Investment Fund II LLC c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.

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

Other

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

•
Pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
Pursuant to Item 307 under Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
Pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes-Oxley Act; and
•
Pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Dodd-Frank and Volcker Rule Disclosure

Section 619 of Dodd-Frank, commonly known as the “Volcker Rule,” and regulations to implement the Volcker Rule issued by the U.S. federal financial regulators in December 2013 referred to as the Implementing Regulations, generally restrict any “banking entity” (which includes Morgan Stanley and most affiliates of Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund), on the other hand. The term “covered fund” includes, among others, hedge funds and private-equity funds that are privately offered in the United States and that rely on Sections 3(c)(1) or 3(c)(7) of the 1940 Act to avoid being treated as “investment companies” under the 1940 Act.

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

It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitations on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.

Exclusion of the Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission, or the CFTC regulations. The Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us on February 25, 2022 (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 23, 2026.

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

A “U.S. unitholder” is a beneficial owner of our Units that is for U.S. federal income tax purposes:

•
A citizen or individual resident of the United States;
•
A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•
An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
A trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

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

Tax matters are very complicated, and the tax consequences to an investor of an investment in our Units will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

Election to Be Taxed as a RIC

We have elected to be treated and to qualify annually thereafter as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our unitholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income”, or ICTI, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our unitholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).

Taxation as a RIC

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our ICTI and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to unitholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as distributions to our unitholders.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
Qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•
Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•
Diversify our holdings so that at the end of each quarter of the taxable year:
•
At least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
No more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years, and such net operating losses do not pass through to its unitholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but it may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our unitholders even if such taxable income is greater than the net income we actually earn during those taxable years.

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

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat distributions that would otherwise constitute qualified dividend income as non-qualified distribution income, (2) treat distributions that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions, but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant or security.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.

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

To the extent we borrow money or issue debt securities or additional series of any preferred units to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred units and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. This change could also reduce our net investment income to the extent any debt investments have fixed interest rates, or floating interest rates subject to an interest rate cap below the then-current levels, and as a result such interest rates of these debt investments will not increase. In periods of rising interest rates, our cost of funds will also increase because we expect that the interest rates on the majority of amounts we borrow will be floating. In periods of declining interest rates, our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.

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

We depend upon the Adviser’s and its affiliates' relationships with private equity sponsors, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

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

We may not replicate the historical results achieved by other entities sponsored or advised by members of the Investment Committee, or by the Adviser or its affiliates.

Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we may co-invest in portfolio investments with other Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

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

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. The Adviser and/or one or more of its affiliates has in the past and may in the future enter into one or more contractual arrangements with Syndication Partners including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

Conflicts related to other arrangements with the Adviser and its affiliates.

We pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement. These arrangements create conflicts of interest that our Board of Directors monitors.

We intend to limit participation in our units by certain investors due to certain restrictions of ERISA.

Unless our Units are considered a “publicly offered security” for purposes of ERISA, as described below, we do not intend to permit employee benefit plans and other plans, as defined in and subject to Section 4975 of the Code, to hold twenty-five percent (25%) (or such higher percentage as can be specified in regulations promulgated by the United States Department of Labor) or more of the value of any outstanding class of our units. Accordingly, we expect that our assets will not be treated as “plan assets” in the future subject to Title I of ERISA or Section 4975 of the Code, as amended, though there is no assurance that this will be the case. If any portion of our assets are deemed to be “plan assets” for purposes of ERISA and/or Section 4975 of the Code, we may be restricted from making certain otherwise desirable investments or entering into otherwise desirable transactions. In particular, because of the broad, global nature of Morgan Stanley’s business and the potential conflicts raised by those activities, it is possible that there could be numerous transactions that we are not permitted to participate in under ERISA and/or Section 4975 of the Code.

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

The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our unitholders distributions for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our unitholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to unitholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our unitholders. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, are included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our unitholders distributions for U.S. federal income tax purposes an amount at least equal to 90% of our ICTI, determined without regard to any deduction for distributions paid, to our unitholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

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

For any taxable year that we are not treated as a “publicly offered regulated investment company,” which status is acquired as a result of either (1) our Units and preferred units collectively being held by at least 500 persons at all times during a taxable year, (2) our Units are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) our Units being treated as regularly traded on an established securities market, each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management fee paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. Miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate. See Item 1. Business — “Certain Material U.S. Federal Income Tax Considerations — Taxation of U.S. Unitholders.”

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred units and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our Units. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred units, which is another form of leverage, the preferred units would rank “senior” to Units in our capital structure. Preferred unitholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common unitholders, and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Units or otherwise be in the best interest of our common unitholders. Our common unitholders will directly or indirectly bear all of the costs associated with offering and servicing any preferred units that we issue. In addition, any interests of preferred unitholders may not necessarily align with the interests of holders of our Units and the rights of holders of preferred units to receive distributions would be senior to those of our common unitholders. We do not, however, anticipate issuing preferred units in the next 12 months. We are not generally able to issue and sell our Units at a price below net asset value per unit. We may, however, sell our Units, or warrants, options or rights to acquire our Units, at a price below the then-current net asset value per Units if our Board of Directors determines that such sale is in the best interests of us and our unitholders, and if our unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Units or senior securities convertible into, or exchangeable for, our Units, then the percentage ownership of our common unitholders at that time will decrease, and holders of our Units might experience dilution.

We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We have in the past and may in the future issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment.

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

The following table illustrates the effect of leverage on returns from an investment in our Units as of December 31, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common unitholders assuming actual asset coverage as of December 31, 2025 (1)	(25.2)%	(15.5)%	(5.8)%	3.9%	13.6%

(1)
Assumes $609 million in total assets, $286 million in debt outstanding and $314 million in net assets as of December 31, 2025, and an average cost of funds of 6.37%, which is our weighted average interest rate as of December 31, 2025, excluding unused fees and financing costs.

Based on our outstanding indebtedness of $286 million as of December 31, 2025 and the effective weighted average annual interest rate of 6.37% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 2.99% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with our Credit Facilities.

SLIF II Financing SPV LLC, our wholly-owned subsidiary, or Financing SPV, has entered into a revolving credit facility with Financing SPV, as borrower, the Company, as equityholder and as servicer, UBS AG London Branch (“UBS”), as administrative agent, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent and as collateral custodian (as amended, restated, supplemented or otherwise modified from time to time, the “UBS Facility”). We anticipate that we or a wholly owned and consolidated subsidiary of ours may also enter into one or more senior revolving credit facilities of the Company or any subsidiary in the future (together with the UBS Facility, each, a “Credit Facility” and collectively, the “Credit Facilities”). As a result of the Credit Facilities, we are subject to a variety of risks, including those set forth below.

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

We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements.

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

We call only a limited amount of capital commitments from investors in the private offering of our Units upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase Units are fully funded. We may not call an investor’s entire capital commitment prior to the end of our Investment Period.

Although the Adviser seeks to manage our cash balances so that they are appropriate for our investments and other obligations, the Adviser’s ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by investors in our Units, late payments of drawdown purchases and other factors.

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

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee (as defined below), subject to oversight by the Board, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

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

We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or a portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or the Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and thus our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our Units) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our Consolidated Statements of Operations as a net change in unrealized appreciation or depreciation.

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

Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any unitholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act and the laws of the State of New York. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940 Act. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, under the “delayed-settlement securities” provision of Rule 18f-4, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date. We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.

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

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

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

Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2025, approximately 66% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”

The lack of liquidity in our investments may adversely affect our business.

Our investments are illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company. In addition, we generally expect to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. We will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by us. It is generally expected that we will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Morgan Stanley may have material, non-public information regarding the issuers of such loans or investments or as a result of measures established by Morgan Stanley in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in us, may be increased due to the illiquidity of our investments generally. In certain cases, we may also be prohibited by contract from selling our investments for a period of time or otherwise be restricted from disposing of our investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. We may exit some investments through distributions in kind to the unitholders, after which such dispositions you will still bear the risks associated with holding the securities and must make your own disposition decisions. Given the nature of the investments contemplated by the Company, there is a material risk that we will be unable to realize our investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in national or international economic conditions, changes in debt and equity capital markets and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made. In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company, or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•
a comparison of the portfolio company’s securities to publicly traded securities;
•
the enterprise value of the portfolio company;
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•
the markets in which the portfolio company does business;
•
the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future; and
•
other relevant factors.

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

To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees;
•
market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:

•
Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
•
Natural resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;
•
Pollution and waste risks including liabilities associated with contamination and waste management costs;
•
Human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•
Community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability;
•
Security and safety risks such as consumer security, data privacy and security; and
•
Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
preserve or enhance the value of our investment.

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

The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
the releases of liens on the collateral; and
•
the waivers of past defaults under collateral documents.

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

We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our unitholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.

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

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our units may not be suitable for someone with lower risk tolerance. In addition, our Units are intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.

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

Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to holders of Units or preferred units that include a return of capital, such portion of the distribution essentially constitutes a return of the unitholders’ original investment in the Company and does not represent income or capital gains. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our Units. A return of capital distribution may cause a unitholder to recognize a capital gain from the sale of our Units even if the unitholder sells its Units for less than the original purchase price.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Unitholders should also understand that any future repayments to the Adviser will reduce the distributions they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Our unitholders may experience dilution in their ownership percentage.

Our unitholders do not have preemptive rights to purchase any our Units we issue in the future. To the extent that we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Units and the value of our investments, you may also experience dilution in the book value and fair value of your shares of Units.

Under the 1940 Act, we generally are prohibited from issuing or selling our Units at a price below net asset value per unit, which may be a disadvantage as compared with certain public companies. We may, however, sell our Units, or warrants, options, or rights to acquire our Units, at a price below the current net asset value of our Units if our Board of Directors determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders, including a majority of those unitholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing our Units or senior securities convertible into, or exchangeable for our Units, then the percentage ownership of our unitholders at that time will decrease and you will experience dilution.

Each investor in the Initial Closing was and each investor in a Subsequent Closing will be required to make Catch-up Purchases on one or more dates to be determined by us. Each Catch-up Purchase will dilute the ownership percentage of all investors whose subscriptions were accepted at previous closings. As a result, the Initial Closing and each Subsequent Closing will result in existing unitholders in the Company experiencing dilution as a result of Catch-up Purchases.

Our unitholders may receive our Units as dividends, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in our Units instead of in cash. Revenue procedures issued by the IRS, allow a publicly offered regulated investment company (as defined in the Code) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a unitholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the unitholder in the same manner as a cash dividend, even though most of the dividend was paid in our Units. We do not currently intend to pay dividends in Units.

The net asset value of our Units may fluctuate significantly.

The net asset value and liquidity, if any, of the market for our Units may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
Changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
Loss of RIC tax treatment or BDC status;
•
Distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•
Changes in earnings or variations in operating results;
•
Changes in accounting guidelines governing valuation of our investments;
•
Any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•
Departure of our Adviser or certain of its key personnel;
•
Inability of the Adviser to employ additional experienced investment professionals;
•
General economic trends and other external factors;
•
Escalation of geopolitical tensions and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and other supply chain issues and disruptions related to tariffs and other trade or sanctions issues and the impact of such events on the industries in which we invest;
•
Inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•
Loss of a major funding source;
•
The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern in the United States as well as worldwide.

Our unitholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our Units are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Units must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding Units and the amount of the investor’s Units, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Units are subject to reporting obligations under Section 16(a) of the Exchange Act.

Our unitholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold 10% or more of a class of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of securities (except exempted securities) within a six-month period.

Holders of any preferred units that we may issue will have the right to elect certain members of our Board of Directors and have class voting rights on certain matters.

The 1940 Act requires that holders of any preferred units that we may issue must be entitled as a class to elect two directors at all times. In addition, in accordance with the 1940 Act and the terms of any preferred units we may issue in the future, if dividends paid upon our preferred units are unpaid in an amount equal to at least two years of dividends, the holders of our preferred units will be entitled to elect a majority of our Board of Directors. Holders of our preferred units may have the right to vote, including in the election of directors, in ways that may benefit their interests but not the interests of holders of our Units.

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

General Risk Factors

We are operating in a period of capital markets volatility and economic uncertainty. These market conditions, when they occur, materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.

Our business and operations may be adversely affected by market, economic and geopolitical conditions including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.

Capital markets volatility and instability have also occurred in the past and may occur in the future. At various times, such disruptions in the past have resulted in, and may in the future result in, a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, geopolitical tensions, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time.

Such conditions may occur for a prolonged period of time, and may materially worsen in the future, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, unitholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser we are subject to certain federal banking and financial requirements, including the BHCA regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions.

The operations of the Company, the Adviser, the Administrator and any third-party service provider to any of the foregoing are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in the relevant computer systems and networks. In particular, cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These attacks could involve gaining unauthorized access to information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. We, the Adviser and the Administrator must each continuously monitor and innovate our cybersecurity to protect our technology and data from corruption or unauthorized access. In addition, due to the use of third-party vendors, agents, exchanges, clearing houses and other financial institutions and service providers, we, the Adviser and the Administrator could be adversely impacted if any of us are subject to a successful cyber-attack or other breach of our information.

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

Like other financial services firms, Morgan Stanley, its third party-providers and its clients continue to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks or cause other damage, denial of service attacks, data breaches, social engineering attacks, phishing attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.

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

In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We are subject to risks associated with artificial intelligence and machine learning technology.

The Company and the Adviser may use or rely on proprietary and/or third-party technology, including artificial intelligence solutions. Artificial intelligence (“AI”) refers to computer systems capable of performing tasks that typically require human intelligence, including but not limited to machine learning, natural language processing, and generative and agentic AI technologies. These systems are designed to analyze data, learn from patterns, make decisions and solve problems. Actual usage of AI will vary and is likely to change over time. Investors should be aware that the use of AI tools, while potentially beneficial, presents a range of risks and may result in material adverse consequences (including the risks discussed in further detail below) for the Company or its third-party service providers or counterparties, and no assurance can be given that any controls adopted to govern the use of AI will fully mitigate the risks associated with AI technologies.

AI tools may produce inaccurate, biased, insufficient, discriminatory, misleading, incomplete, undetectable manipulative or otherwise flawed responses due to (among other things) limitations in training data, algorithmic design or operational oversight. Such deficiencies may result in operational errors, investment losses, reputational, financial, or social harm, legal liability, regulatory scrutiny or other adverse effects. The deployment and supervision of AI tools may increase operational and compliance risks. Inappropriate use of AI tools or overreliance on AI outputs without adequate human oversight may further exacerbate these risks.

The legal and regulatory environment relating to AI is uncertain and evolving and future changes, such as those related to privacy, data protection and intellectual property, could have an impact on the use of AI and existing or emerging technologies that could impact the Company. It is possible that future changes in applicable legal and regulatory requirements could increase compliance costs. Any of these risks could adversely affect the Company. Additionally, regulatory actions or legal challenges may impose restrictions or obligations that affect operational efficiency or compliance posture.

The misuse of AI tools, whether intentional or inadvertent, may expose the Company to additional risks. In addition, AI tools and technology are evolving rapidly and the integration of AI in systems and operations create new risks that can be difficult to assess and anticipate.

The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

The use of third-party and open-source AI tools (if any) can pose additional risks relating to data protection and information security, including the potential exposure of confidential information to unauthorized recipients and the misuse of intellectual property, which could adversely affect the Company.

The use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. The use of AI by bad actors could heighten the security vulnerabilities and sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

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

Geopolitical conflicts and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•
The last day of the fiscal year ending after the fifth anniversary of any initial public offering of our Units;
•
The year in which our total annual gross revenues first exceed $1.235 billion;
•
The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•
The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

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

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its unitholders. Morgan Stanley continually adjusts its Cybersecurity Program, and makes adjustments where appropriate, to address the evolving cybersecurity threat landscape, including threats arising from new technologies, such as generative artificial intelligence, and comply with extensive legal and regulatory expectations.

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

Processes for assessing, identifying, and managing material risks from cybersecurity threats

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

The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology ("IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 27 years and has covered registered investment companies, including business development companies, from a compliance perspective for over 25 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.

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

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2025, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Holders

As of March 4, 2026, we had 16 holders of record of our Common Units.

Dividends and Distributions to Common and Preferred Unitholders

To the extent that we have income available, we intend to make quarterly distributions to our unitholders. We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax status, we intend to distribute at least 90% of our ICTI (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our unitholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations.”

We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
May 8, 2025	June 30, 2025	July 29, 2025	0.47	5,920
August 5, 2025	September 30, 2025	October 30, 2025	0.46	6,470
November 4, 2025	December 31, 2025	January 29, 2026	0.47	7,301
Total Distributions			$1.84	$25,191

The following table summarizes the Company’s distributions declared and payable for the period from May 9, 2024 (inception) through December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
November 4, 2024	December 31, 2024	January 27, 2025	$0.38	$4,786
Total Distributions			$0.38	$4,786

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

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

OVERVIEW

We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley.

Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.

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

Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of certain expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:

•
initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver);
•
costs associated with our initial private offering;
•
costs of any other offerings of our Units, Preferred Units and other securities, if any;
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
•
any necessary insurance premiums;
•
any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by us);
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	As of
	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$574,949	$576,244	99.6%	$276,919	$278,708	99.4%
Other Debt Investments	1,791	1,722	0.3	1,567	1,576	0.6
Equity	467	504	0.1	100	100	—	(1)
Total	$577,207	$578,470	100.0%	$278,586	$280,384	100.0%

(1)
Amounts rounds to 0.0%

Our debt portfolio displayed the following characteristics of each of our investments(1) (2) unless otherwise noted:

	As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	78	42
Number of new investment commitments in portfolio companies	41	42
Number of investment commitments exited or fully repaid	5	—
Percentage of performing debt bearing a floating rate, at fair value	99.7%	99.4%
Percentage of performing debt bearing a fixed rate, at fair value	0.3%	0.6%
Weighted average yield on debt and income producing investments, at cost(3)	8.8%	9.7%
Weighted average yield on debt and income producing investments, at fair value(3)	8.8%	9.6%
Weighted average yield on total portfolio, at cost(4)	8.8%	9.7%
Weighted average yield on total portfolio, at fair value(4)	8.8%	9.6%
Median 12-month EBITDA	$90.4	$90.6
Weighted average 12-month EBITDA	$158.4	$159.0
Weighted average net leverage through tranche(5)	5.8x	6.0x
Weighted average interest coverage(6)	1.9x	1.9x
Weighted average loan to value(7)	38.4%	39.1%
Percentage of debt investments with one or more financial covenants	34.0%	50.3%
Percentage of our debt investments that are sponsor backed	97.1%	100.0%
Percentage of loans and other debt in support of LBOs and acquisitions	63.3%	68.4%
Percentage of our debt portfolio subject to business cycle volatility	3.9%	5.3%
Average position size of our investments	$7.4	$6.7

(1)
Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche in which the Company is a lender, weighted average interest coverage and weighted average loan to value exclude recurring revenue investments, which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
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
(5)
Net leverage is calculated as the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche in which the Company is a lender, excluding recurring revenue investments.
(6)
Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
(7)
Calculated using total outstanding debt through the tranche in which the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
New Investments Committed
Gross Principal Balance(1)	$449,576	$365,766
Net New Investments Committed	449,576	365,766
Investments, at Cost
Investments, beginning of period	278,586	—
New investments purchased	334,742	279,384
Net accretion of discount on investments	889	89
Payment-in-kind	292	102
Net realized gain (loss) on investments	9	(1)
Investments sold or repaid	(37,311)	(988)
Investments, end of period	577,207	278,586
Amount of investments funded, at principal
First lien debt investments	337,340	280,746
Other debt investments	—	1,491
Equity (2)	369	100
Total	337,709	282,337
Amount of investments sold/fully repaid, at principal
First lien debt investments	(27,688)	—
Total	$(27,688)	$—

(1)
Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)
Represents dollar amount of equity investments funded.

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors present are generally favorable, which trends or factors may include the performance of the portfolio company or the likelihood of a potential exit.

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

Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as due to declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$1,022	0.4%
Risk rating 2	578,470	100.0	279,362	99.6
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
	$578,470	100.0%	$280,384	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$577,207	100.0%	$278,586	100.0%
Non-accrual	—	—	—	—
Total	$577,207	100.0%	$278,586	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Total investment income	$39,937	$7,098
Less: Net expenses	14,451	2,502
Net investment income (loss)	25,486	4,596
Less: Excise tax expense	10	—
Net investment income (loss) after taxes	25,476	4,596
Net change in unrealized appreciation (depreciation)	(524)	1,798
Net realized gain (loss)	9	(1)
Net increase (decrease) in Members' Capital resulting from operations	24,961	6,393
Preferred unit dividend	(185)	(52)
Net increase (decrease) in Members' Capital resulting from operations attributable to holders of Common Units	$24,776	$6,341

Investment Income

Investment income was as follows:

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Investment income:
Interest income	$38,726	$6,989
Payment-in-kind	295	102
Dividend Income	11	—
Other income	905	7
Total investment income	$39,937	$7,098

In the table above, total investment income increased from $7,098 for the period from May 9, 2024 (inception) through December 31, 2024 to $39,937 for the year ended December 31, 2025. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $278,586 to $577,207 as of December 31, 2024 and December 31, 2025, respectively.

Additionally, for the year ended December 31, 2025, we recorded $311 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $5 for the period from May 9, 2024 (inception) through December 31, 2024.

Expenses

Expenses were as follows:

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Expenses:
Interest and other financing expenses	$11,715	$737
Management fees	667	178
Organization and offering costs	250	353
Professional fees	1,262	359
Directors’ fees	208	62
General and administrative expenses	349	813
Total expenses	$14,451	$2,502
Excise tax expense	$10	$—

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $11,715 and $737 for the year ended December 31, 2025 and for the period from May 9, 2024 (inception) through December 31, 2024, respectively. The increase was primarily driven by our deployment of capital. For the year ended December 31, 2025 and for the period from May 9, 2024 (inception) through December 31, 2024, weighted average borrowings outstanding were $158,738 and $19,554, respectively.

Management Fees

Management fees, were $667 and $178 for the year ended December 31, 2025 and for the period from May 9, 2024 (inception) through December 31, 2024, respectively. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services. General and administrative expenses include insurance, filing, research, subscriptions and other costs.

Organizational and Offering Costs

Organization and offering costs include expenses incurred in our initial formation and our offering of Units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$9	$(1)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(535)	1,798
Translation of assets and liabilities in foreign currencies	11	—
Net realized and unrealized gains (losses)	$(515)	$1,797

For the year ended December 31, 2025, net realized gain on investments were $9. For the period from May 9, 2024 (inception) through December 31, 2024, net realized losses were $(1). Net realized losses on investments was primarily due to the sale and/or restructuring of certain portfolio companies.

For the year ended December 31, 2025, net change in unrealized appreciation (depreciation) on our investments of $(524) and for the period from May 9, 2024 (inception) through December 31, 2024, the net change in unrealized appreciation (depreciation) on our investments of $1,798, the decrease was primarily driven by changes in spreads in the primary and secondary markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned from on investments and cash equivalents. As of December 31, 2025, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of December 31, 2025, we had approximately $22.8 million of cash, which taken together with our approximately $314.5 million of availability under the UBS Facility (subject to borrowing base availability), (as defined in “Note 6. Debt” in the notes to the accompanying consolidated financial statements), and our approximately $434.6 million of uncalled capital commitments to purchase Units, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $191.4 million.

Equity

As of December 31, 2025, we had received aggregate capital commitments of approximately $745.9 million.

The following table summarizes the total Common Units issued and proceeds received from the Company's capital drawdowns for the year ended December 31, 2025 and for the period from May 9, 2024 (inception) through December 31, 2024:

Common Unit Date	Common Units Issued	Amount
For the Year Ended December 31, 2025
September 29, 2025	1,470,297	$29,700
November 25, 2025	1,469,570	29,700
Total	2,939,867	$59,400
For the period from May 9, 2024 (inception) through December 31, 2024
June 14, 2024	6,942	$139
June 18, 2024	23,058	461
June 28, 2024	10,000	200
July 16, 2024	20,000	400
August 28, 2024	35,000	700
September 20, 2024	12,500,000	250,000
Total	12,595,000	$251,900

Distributions

Common Units

The following table summarizes our distributions declared and payable for the year ended December 31, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
May 8, 2025	June 30, 2025	July 29, 2025	0.47	5,920
August 5, 2025	September 30, 2025	October 30, 2025	0.46	6,470
November 4, 2025	December 31, 2025	January 29, 2026	0.47	7,301
Total Distributions			$1.84	$25,191

The following table summarizes our distributions declared and payable for the period from May 9, 2024 (inception) through December 31, 2024 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
November 4, 2024	December 31, 2024	January 27, 2025	$0.38	$4,786
Total Distributions			$0.38	$4,786

Preferred Units

For the year ended December 31, 2025, we accrued and paid $185 of distributions to holders of the Series A Preferred Units. For the period from May 9, 2024 (inception) through December 31, 2024, we accrued and paid $52 of distributions to holders of the Preferred Units.

Debt

Our outstanding debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Funding Facility	$600,000	$285,500	$314,500	$300,000	$45,500	$254,500

For further details, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

January Tender Declarations

On December 31, 2025, we announced a tender offer that commenced on January 2, 2026 and ended at 12:01 a.m., Eastern Time, on January 31,

2026 (the “Offer”) to repurchase up to 2,575,000 of our outstanding Units. Because there is no secondary trading market for our Units, the Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 2,567,661 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $20.28 per Unit, which represents the net asset value per Unit as of January 31, 2026.

The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer. While our Board has discretion to offer to repurchase units in any given quarter, we do not currently expect to make regular tender offers on a quarterly basis, if at all.

February Issuances and Distribution Declarations

On February 10, 2026, we delivered a capital drawdown notice to our unitholders relating to the sale of approximately 3,654,035 shares of our Units for an aggregate offering price of $74.25 million. The sale closed on February 18, 2026.

On February 26, 2026, our Board of Directors declared a distribution equal to an amount up to the our taxable earnings per Common Unit, including net investment income (if positive) for the period January 1, 2026 through March 31, 2026, payable on or about April 30, 2026 to common unitholders of record as of March 31, 2026.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part II, Item 8 of this Report, including Note 2 “Significant Accounting Policies.”

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 "Fair Value Measurements" included in the notes to the consolidated financial statements included in this Report.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and "Part I, Item 1A. Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.

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

As of December 31, 2025, approximately 99.7 % of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$17,446	$(8,565)	$8,881
Up 200 basis points	$11,630	$(5,710)	$5,920
Up 100 basis points	$5,815	$(2,855)	$2,960
Up 25 basis points	$1,454	$(714)	$740
Down 25 basis points	$(1,454)	$714	$(740)
Down 100 basis points	$(5,815)	$2,855	$(2,960)
Down 200 basis points	$(11,630)	$5,710	$(5,920)
Down 300 basis points	$(17,033)	$8,565	$(8,468)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of SL Investment Fund II LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of financial condition of SL Investment Fund II LLC and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in members’ capital, cash flows, and financial highlights for the year ended December 31, 2025, and the period from May 9, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, cash flows, and financial highlights for the year ended December 31, 2025, and the period from May 9, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

New York, NY

March 4, 2026

We have served as the Company's auditor since 2024.

SL Investment Fund II LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	December 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $577,207 and $278,586)	$578,470	$280,384
Cash	22,834	21,650
Deferred offering costs	—	219
Deferred financing costs	4,711	2,306
Interest and dividend receivable from non-controlled/non-affiliated investments	2,953	1,760
Receivable for investments sold/repaid	1	55
Prepaid expenses and other assets	5	10
Total assets	608,974	306,384

Liabilities
Debt	285,500	45,500
Payable for investments purchased	14	—
Payable to affiliates (Note 3)	155	37
Distribution payable	7,301	4,786
Management fees payable	187	159
Interest and other financing costs payable	1,407	627
Accrued expenses and other liabilities	425	275
Total liabilities	294,989	51,384

Commitments and Contingencies (Note 7)

Members’ Capital
Series A Preferred Stock (515 units issued and outstanding)	—	—
Paid-in capital in excess of par value of Series A Preferred Units	1,545	1,545
Common units, par value $0.001 per unit (15,534,867 and 12,595,000 units issued and outstanding)	16	13
Paid-in capital in excess of par value of Common Units	310,918	251,748
Total distributable earnings (loss)	1,506	1,694
Total Members’ Capital	$313,985	$255,000
Total liabilities and Members’ Capital	$608,974	$306,384
Members’ Capital per common unit	$20.11	$20.12

The accompanying notes are an integral part of these audited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Operations

(In thousands, except unit and per unit amounts)

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$38,726	$6,989
Payment-in-kind	295	102
Dividend income	11	—
Other income	905	7
Total investment income	39,937	7,098

Expenses:
Interest and other financing expenses	11,715	737
Management fees	667	178
Organization and offering costs	250	353
Professional fees	1,262	359
Directors’ fees	208	62
General and administrative expenses	349	813
Total expenses	14,451	2,502
Net investment income (loss) before taxes	25,486	4,596
Excise tax expense	10	—
Net investment income (loss) after taxes	25,476	4,596

Net realized and unrealized gains (losses):
Net realized gain (loss):
Non-controlled/non-affiliated investments	9	(1)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(535)	1,798
Translation of assets and liabilities in foreign currencies	11	—
Net realized and unrealized gains (losses)	(515)	1,797
Net increase (decrease) in Members’ Capital resulting from operations	24,961	6,393
Preferred Unit dividend	(185)	(52)
Net increase (decrease) in Members’ Capital resulting from operations attributable to holders of Common Units	$24,776	$6,341

Per unit information—basic and diluted
Earnings (loss) per common unit (basic and diluted)	$1.89	$1.15
Weighted average common units outstanding (basic and diluted)	13,122,622	5,498,303

The accompanying notes are an integral part of these audited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital

(In thousands, except per unit amounts)

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Members’ Capital at the beginning of period	$255,000	$—
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	25,476	4,596
Net realized gain (loss)	9	(1)
Net change in unrealized appreciation (depreciation)	(524)	1,798
Net increase (decrease) in Members’ Capital resulting from operations	24,961	6,393

Distributions to unitholders from:
Distributable earnings	(25,376)	(4,838)
Total distributions to unitholders	(25,376)	(4,838)

Capital transactions:
Issuance of Common Units	59,400	251,900
Issuance of Preferred Units	—	1,545
Net increase (decrease) in Members’ Capital resulting from capital transactions	59,400	253,445
Total increase (decrease) in Members’ Capital	58,985	255,000
Members’ Capital at end of period	$313,985	$255,000
Distribution per Common Unit	$1.84	$0.38

The accompanying notes are an integral part of these audited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations	$24,961	$6,393
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	535	(1,798)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(11)	—
Net realized (gain) loss on investments	(9)	1
Net accretion of discount and amortization of premium on investments	(889)	(89)
Payment-in-kind interest and dividend capitalized	(292)	(102)
Amortization of deferred financing costs	617	110
Amortization of deferred offering costs	219	86
Purchases of investments and change in payable for investments purchased	(334,727)	(279,387)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	37,364	936
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,193)	(1,760)
(Increase) decrease in prepaid expenses and other assets	5	(10)
(Decrease) increase in payable to affiliates	118	37
(Decrease) increase in management fee payable	28	159
(Decrease) increase in interest payable	780	627
(Decrease) increase in accrued expenses and other liabilities	150	275
Net cash provided by (used in) operating activities	(272,344)	(274,522)

Cash flows from financing activities:
Borrowings on debt	308,000	49,500
Repayments on debt	(68,000)	(4,000)
Deferred financing costs paid	(3,022)	(2,416)
Proceeds from issuance of Common Units	59,400	251,900
Proceeds from issuance of Preferred Units	—	1,545
Distributions paid	(22,861)	(52)
Offering costs paid	—	(305)
Net cash provided by (used in) financing activities	273,517	296,172
Net increase (decrease) in cash	1,173	21,650
Effect of foreign exchange rate changes on cash	11	—
Cash, beginning of period	21,650	—
Cash, end of period	$22,834	$21,650

Supplemental information and non-cash activities:
Excise tax paid	$2	$—
Interest expense paid	$10,318	$—
Distribution payable	$7,301	$4,786

The accompanying notes are an integral part of these audited consolidated financial statements

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.34%	11/12/2029	4,009	$3,950	$3,950	1.26%
Jonathan Acquisition Company	(5) (6) (13)	First Lien Debt	S +	4.50%	8.34%	05/11/2029	—	(7)	(7)	—
								3,943	3,943	1.26
Automobiles
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	13,235	13,125	13,235	4.22
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(14)	—	—
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	5,316	5,277	5,277	1.68
Vehlo Purchaser, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	4,568	4,530	4,568	1.45
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	—	(13)	—	—
								22,905	23,080	7.35
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	4,067	4,048	4,048	1.29
Computer Services, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	—	(5)	(5)	—
								4,043	4,043	1.29
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	6,716	6,655	6,665	2.12
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(12)	(21)	(0.01)
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(7)	(6)	—
								6,636	6,638	2.11
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	8,112	8,109	8,112	2.58
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	—	—	—	—
								8,109	8,112	2.58
Commercial Services & Supplies
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	3,494	3,465	3,494	1.11
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(5)	—	—
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	2,879	2,866	2,879	0.92
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	675	670	675	0.21
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	—	(2)	—	—
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	7,248	7,191	7,219	2.30
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	650	642	645	0.21
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.84%	06/28/2030	—	(6)	(4)	—
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	5,460	5,409	5,405	1.72
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(8)	(17)	(0.01)
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(8)	(8)	—

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	10,040	9,951	10,006	3.19
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	797	781	789	0.25
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(10)	—	—
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	5,817	5,761	5,761	1.83
VRC Companies, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.31%	06/29/2027	3,884	3,833	3,884	1.24
								40,526	40,728	12.97
Construction & Engineering
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	1,807	1,807	1,807	0.58
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	1,103	1,093	1,103	0.35
LJ Avalon Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	4.50%	8.46%	02/01/2029	—	(3)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	9,924	9,882	9,924	3.16
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	3,252	3,228	3,252	1.04
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	—	(6)	—	—
								16,001	16,086	5.13
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	5,842	5,778	5,581	1.78
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	165	155	88	0.03
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	727	718	689	0.22
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	1,813	1,791	1,722	0.55
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.82%	10/24/2030	11,918	11,819	11,911	3.79
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	8.82%	10/24/2030	4,014	3,976	4,010	1.28
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	8.82%	10/24/2029	235	228	234	0.07
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	7,054	6,990	7,036	2.24
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(10)	(5)	—
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(6)	(2)	—
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	2,169	2,151	2,169	0.69
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(2)	—	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	7,584	7,524	7,563	2.41
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	—	(6)	(4)	—
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.88%	06/17/2030	372	365	370	0.12
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	4,474	4,452	4,466	1.42
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	1,202	1,191	1,190	0.38
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	—	(8)	(18)	(0.01)
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.10%	07/30/2032	—	(5)	(5)	—
LHS Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.97%	09/04/2031	5,753	5,671	5,667	1.80
LHS Borrower, LLC	(5) (7)	First Lien Debt	P +	4.25%	11.00%	09/04/2031	53	47	46	0.01
								52,818	52,708	16.78
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	5,027	5,004	5,027	1.60
Accel International Holdings, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	—	(4)	—	—
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	4,641	4,580	4,293	1.37

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	—	(11)	(141)	(0.04)
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	319	307	248	0.08
								9,876	9,427	3.01
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	6,883	6,818	6,814	2.17
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	1,349	1,329	1,319	0.42
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	—	(14)	(15)	—
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	3,111	3,084	3,111	0.99
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	—	(2)	—	—
NSI Holdings, Inc.	(5) (13)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(6)	—	—
Pamlico Avant Holdings, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	8,588	8,502	8,502	2.71
Pamlico Avant Holdings, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	116	105	105	0.03
								19,816	19,836	6.32
Financial Services
BCTO Bluebill Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	7,778	7,703	7,700	2.45
BCTO Bluebill Midco, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	—	(9)	(10)	—
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	1,809	1,809	1,804	0.57
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(5)	(4)	—
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	26	25	25	0.01
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	3,672	3,672	3,672	1.17
GC Waves Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	498	474	474	0.15
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	1,925	1,909	1,906	0.61
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	1,632	1,615	1,611	0.51
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	94	89	89	0.03
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	3,701	3,658	3,664	1.17
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	—	(3)	(3)	—
								20,937	20,928	6.67
Ground Transportation
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	5,696	5,667	5,667	1.80
eShipping, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(5)	(5)	—
eShipping, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	134	129	129	0.04
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	5,519	5,493	5,512	1.76
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	3,481	3,432	3,459	1.10
								14,716	14,762	4.70
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.48%	03/13/2029	1,065	1,060	1,060	0.34
PerkinElmer U.S., LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.48%	03/13/2029	—	(5)	(5)	—
								1,055	1,055	0.34
Health Care Providers & Services
Imagine 360, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	40	40	40	0.01
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	—	—	—

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	—	—	—
Merative, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	18,529	18,439	18,437	5.87
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(5)	(11)	—
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(9)	(9)	—
TA Polaris Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	12,973	12,908	12,908	4.11
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(13)	(13)	—
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(8)	(8)	—
								31,352	31,344	9.99
Insurance Services
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	4,425	4,394	4,425	1.41
High Street Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	04/14/2028	150	145	147	0.05
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	—	(16)	(16)	(0.01)
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	—	(2)	(1)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	17,604	17,604	17,604	5.61
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	10/16/2028	4,465	4,447	4,465	1.42
								26,572	26,624	8.48
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	9,349	9,264	9,349	2.98
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	9	3	9	—
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.72%	12/30/2030	—	(10)	—	—
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	8,129	8,047	8,047	2.56
Cyber US Bidco, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(8)	(8)	—
Cyber US Bidco, LLC	(5) (7) (10) (13)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(7)	(7)	—
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	10,173	10,041	10,173	3.24
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	—	(22)	—	—
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.10%	03/31/2031	319	305	319	0.10
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.50%	8.42%	02/02/2032	13,529	13,408	13,428	4.28
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.50%	8.42%	02/02/2032	3,106	3,071	3,071	0.98
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.50%	8.42%	02/02/2032	282	267	269	0.09
UpStack, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	4,875	4,834	4,838	1.54
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	686	676	672	0.21
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	188	182	182	0.06
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	18,168	18,035	18,161	5.78
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(11)	—	—
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	206	191	206	0.07
								68,266	68,709	21.89
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	7,519	7,460	7,519	2.39
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	(6)	—	—
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	(6)	—	—
								7,448	7,519	2.39

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	8,308	8,246	8,271	2.63
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	1,870	1,852	1,856	0.59
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	—	(6)	(4)	—
								10,092	10,123	3.22
Pharmaceuticals
Specialty Pharma III, Inc.	(5) (8)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	7,412	7,375	7,375	2.35
Specialty Pharma III, Inc.	(5) (13)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	—	(5)	(5)	—
								7,370	7,370	2.35
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	11,874	11,808	11,859	3.78
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	978	958	967	0.31
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	—	(9)	—	—
Aprio Advisory Group, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.70%	08/01/2031	—	(36)	(36)	(0.01)
Aprio Advisory Group, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.70%	08/01/2031	—	(6)	(6)	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	3,233	3,207	3,201	1.02
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	5,621	5,570	5,559	1.77
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	—	(9)	(11)	—
Bridgepointe Technologies, LLC	(5) (6)	First Lien Debt	S +	5.00%	8.67%	12/31/2027	100	99	100	0.03
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	2,853	2,828	2,846	0.91
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	391	383	387	0.12
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	—	(6)	(2)	—
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.61%	07/22/2031	9,222	9,185	9,222	2.94
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.61%	07/22/2031	—	(5)	—	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	3,558	3,532	3,558	1.13
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	—	(3)	—	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	1,753	1,737	1,753	0.56
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	211	202	211	0.07
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	135	131	135	0.04
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	6,154	6,124	6,124	1.95
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(6)	(6)	—
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(7)	(7)	—
								45,677	45,854	14.62
Real Estate Management & Development
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	6,855	6,824	6,855	2.18
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(4)	—	—
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(5)	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	16,547	16,569	16,503	5.26
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	2,044	2,034	2,036	0.65
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	133	129	131	0.04
								25,547	25,525	8.13
Software

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	12,000	11,904	11,915	3.79
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	5,714	5,664	5,674	1.81
AuditBoard, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	—	(17)	(16)	(0.01)
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	6,041	5,989	6,041	1.92
Banyan Software Holdings, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	5,730	5,628	5,668	1.81
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	—	(5)	—	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	2,796	2,816	2,796	0.89
Coupa Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	—	2	—	—
Coupa Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.09%	02/27/2029	—	1	—	—
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	12,093	12,122	12,084	3.85
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	—	5	(2)	—
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	353	357	352	0.11
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	14,737	14,702	14,700	4.68
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(3)	(7)	—
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(6)	(7)	—
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	7,334	7,305	7,334	2.34
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	718	713	718	0.23
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	—	(3)	—	—
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	01/17/2031	44	44	44	0.01
Montana Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.47%	07/22/2029	8,835	8,835	8,835	2.81
Montana Buyer, Inc.	(5) (13)	First Lien Debt	P +	4.75%	11.50%	07/22/2028	—	—	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	8,276	8,174	8,276	2.64
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	—	(20)	—	—
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	14,917	14,803	14,917	4.75
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(19)	—	—
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(13)	—	—
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	5,423	5,375	5,409	1.72
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(6)	(3)	—
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(6)	(2)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	9,748	9,633	9,669	3.08
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	—	(20)	(29)	(0.01)
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	407	389	394	0.13
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	7,449	7,376	7,376	2.35
Vanco Payment Solutions, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	—	(3)	(3)	—
								121,716	122,133	38.90
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	11,310	11,204	11,293	3.60
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	—	(6)	(1)	—
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	127	121	127	0.04

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
							$11,319	$11,419	3.64%
Total Debt Investments - non-controlled/non-affiliated							$576,740	$577,966	184.07%

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity		02/03/2025	120,000	$114	$139	0.04%
Diversified Consumer Services
Leaf Home, LLC	(5) (11)	Preferred Equity	14.00% PIK	09/04/2025	250,000	253	322	0.10
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity		10/15/2024	1,000	100	43	0.01
Total Equity Investments - non-controlled/non-affiliated						$467	$504	0.15%
Total Portfolio Investments						$577,207	$578,470	184.23%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is not an “affiliated person” of any of its portfolio companies.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the C at 2.26%, 1-month E at 1.94%,1-month S at 3.69%, 3-month S at 3.65%, 6- month S at 3.57%, SA at 3.72%, and the P at 6.75%.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or “USD”) unless otherwise noted, Euro (“€”), Great British Pound (“GBP”), or Canadian dollar (“CAD”).
(4)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Valuation Designee under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)
Loan includes interest rate floor of 1.00%.
(7)
Loan includes interest rate floor of 0.75%.
(8)
Loan includes interest rate floor of 0.50%.
(9)
Assets or a portion thereof are pledged as collateral for the UBS Facility (as defined below). See Note 6 “Debt”.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 5.68% of total assets as calculated in accordance with regulatory requirements.
(11)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $504 or 0.16% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Non-income producing security.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2025:

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accel International Holdings, Inc.	Revolver	04/26/2032	$865	$—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	4,478	(11)
Accordion Partners, LLC	Revolver	11/17/2031	1,390	—
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	1,564	(70)
Any Hour, LLC	Revolver	05/23/2030	139	(6)
Apex Service Partners, LLC	Delayed Draw Term Loan	04/29/2027	608	—
Apex Service Partners, LLC	Revolver	10/24/2029	661	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,233	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	1,124	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	7,283	(36)
Aprio Advisory Group, LLC	Revolver	08/01/2031	633	(6)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	168	(2)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	298	(3)
Ascend Partner Services, LLC	Revolver	08/11/2031	1,122	(11)
AuditBoard, Inc.	Revolver	07/14/2031	2,286	(16)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	972	(10)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	10,137	(54)
Banyan Software Holdings, LLC	Revolver	01/02/2031	652	—
CCI Buyer, Inc.	Revolver	05/13/2032	662	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,065	(3)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	667	(2)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	1,772	(4)
Cerity Partners, LLC	Revolver	07/28/2031	134	—
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	2,667	—
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,863	(5)
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	253	—
Coupa Holdings, LLC	Revolver	02/27/2029	194	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	1,594	(8)
Cyber US Bidco, LLC	Revolver	12/30/2032	700	(7)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(6)
DA Blocker Corp.	Revolver	02/10/2032	735	(2)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	2,254	(2)
Diligent Corporation	Revolver	08/02/2030	1,149	(1)
Drivecentric Holdings, LLC	Revolver	08/15/2031	1,765	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	368	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	187	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	2,632	(7)
Emburse, Inc.	Revolver	05/28/2032	2,632	(7)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	1,487	(4)
Essential Services Holding Corporation	Revolver	06/17/2030	557	(2)

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	1,125	—
Everbridge Holdings, LLC	Revolver	07/02/2031	740	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	990	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	500	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	9,291	(23)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(18)
GarageCo Intermediate II, LLC	Revolver	07/30/2032	530	(5)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	7	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	654	(3)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	872	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	07/19/2027	1,350	(3)
IG Investment Holdings, LLC	Revolver	09/22/2028	404	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	6	—
Imagine 360, LLC	Revolver	10/02/2028	4	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,914	—
Inhabitiq, Inc.	Revolver	01/12/2032	1,196	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	3,281	(16)
Inszone Mid, LLC	Revolver	11/30/2029	219	(1)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	174	—
Jonathan Acquisition Company	Revolver	05/11/2029	491	(7)
LHS Borrower, LLC	Revolver	09/04/2031	387	(6)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	1,443	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	633	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	427	(4)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	413	(4)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	1,242	(3)
MRI Software, LLC	Revolver	02/10/2028	531	(1)
Merative, LP	Delayed Draw Term Loan	09/30/2027	2,118	(11)
Merative, LP	Revolver	09/30/2032	1,853	(9)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	873	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	1,554	—
Model N, Inc.	Revolver	06/27/2031	828	—
Montana Buyer, Inc.	Revolver	07/22/2028	1,028	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	1,717	(17)
NDT Global Holding, Inc.	Revolver	06/04/2032	1,533	(15)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	658	—
NSI Holdings, Inc.	Revolver	11/17/2031	658	—
Nasuni Corporation	Revolver	09/10/2030	1,724	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	4,375	—
Onit, Inc.	Revolver	01/27/2032	1,458	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	300	(3)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,046	(10)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,935	(5)
Project Potter Buyer, LLC	Revolver	04/23/2027	492	—

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,684	(17)
Railpros Parent, LLC	Revolver	05/24/2032	842	(8)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	3,543	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	862	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(3)
Runway Bidco, LLC	Revolver	12/17/2031	679	(2)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	13,500	(18)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	3,571	(29)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,200	(10)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	1,875	(141)
Spark Buyer, LLC	Revolver	10/15/2031	619	(46)
Specialty Pharma III, Inc.	Revolver	12/23/2032	956	(5)
Superman Holdings, LLC	Revolver	08/29/2031	1,451	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	5,405	(13)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	1,622	(8)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	1,600	(12)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	1,482	(11)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,468	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	824	(8)
Transit Technologies, LLC	Revolver	08/20/2030	1,364	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,555	—
UHY Advisors, Inc.	Revolver	11/21/2031	332	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,189	(9)
UpStack, Inc.	Revolver	08/25/2031	563	(4)
VRC Companies, LLC	Delayed Draw Term Loan	09/15/2026	2,110	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,812	(21)
Vamos Bidco, Inc.	Revolver	01/30/2032	844	(6)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	351	(3)
Vehlo Purchaser, LLC	Revolver	05/24/2028	1,684	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	392	(2)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,479	(4)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	754	(3)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,943	—
Victors Purchaser, LLC	Revolver	12/23/2032	2,211	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	2,308	(6)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,538	(7)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	2,149	(5)
eShipping, LLC	Revolver	12/23/2032	940	(5)
Total First Lien Debt Unfunded Commitments			$191,425	$(859)
Total Unfunded Commitments			$191,425	$(859)

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
(5)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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

December 31, 2025

(In thousands, except units and per unit amounts)

(1)
ORGANIZATION

SL Investment Fund II LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated and comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.

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

On September 13, 2024, the Company completed its initial closing (the “Initial Closing”) of Capital Commitments to purchase Units in a private placement pursuant to subscription agreements with investors (each, a “Subscription Agreement”) with investors. In the Initial Closing, the Company received aggregate capital commitments to purchase Units of approximately $744 million. Prior to such Initial Closing, certain senior investment professionals of the Adviser purchased 95,000 Units for an aggregate purchase price of $1.9 million.

On September 20, 2024, the Company sold 515 units of its 12.0% Series A Cumulative Preferred Units (“Preferred Units”) for $3,000 per unit to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. The Preferred Units carry a fixed dividend rate of 12% per annum, payable semi-annually.

(2)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations, as previously reported.

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2025, the Company’s wholly owned subsidiaries include: SLIF II Financing SPV LLC (“Financing SPV”), SLIF II CA SPV LLC (“CA SPV”), SLIF II Equity Holdings LLC (“Equity Holdings”), and SLIF II SPV LLC (“SLIF SPV”, and collectively with CA SPV, Financing SPV, and Equity Holdings LLC the “subsidiaries”. The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

Dividend Income

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Dividend income is presented net of withholding tax, if any.

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

As of December 31, 2025 and December 31, 2024, the Company had no investments on non-accrual status.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as distributions.

In order to continue to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the year ended December 31, 2025, and for the period from May 9, 2024 (inception) through December 31, 2024 the Company accrued $10 and $—, respectively, of federal excise taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in members' capital resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

For the year ended December 31, 2025 and for the period from May 9, 2024 (inception) through December 31, 2024, $667 and $178 respectively, of Base Management Fees were accrued to the Investment Adviser. As of December 31, 2025 and December 31, 2024, $187 and $159, respectively, were payable to the Investment Adviser relating to Base Management Fees.

Administration Agreement

The Administrator is the administrator of the Company pursuant to an administration agreement dated September 12, 2024 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors.

For the year ended December 31, 2025 and for the period from May 9, 2024 (inception) through December 31, 2024 $— and $—, respectively, of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024, were $— and $—, respectively.

Indemnification Agreements

The Company has entered into indemnification agreements with its directors and officers. The indemnification agreements are intended to provide the directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act and are generally consistent with the indemnification provisions of the Company’s certificate of formation and limited liability company agreement. Each indemnification agreement provides that the Company will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$574,949	$576,244	99.6%	$276,919	$278,708	99.4%
Other Debt Investments	1,791	1,722	0.3	1,567	1,576	0.6
Equity	467	504	0.1	100	100	—	(1)
Total	$577,207	$578,470	100.0%	$278,586	$280,384	100.0%

(1)
Amounts round to 0.0%

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	0.7%	—%
Automobiles	4.0	4.7
Banks	0.7	—
Beverages	1.1	—
Biotechnology	—	2.6
Building Products	1.4	2.6
Commercial Services & Supplies	7.1	9.0
Construction & Engineering	2.8	3.6
Diversified Consumer Services	9.2	11.6
Electrical Equipment	1.6	1.7
Electronic Equipment, Instruments & Components	3.4	1.3
Financial Services	3.6	1.7
Ground Transportation	2.6	—
Health Care Equipment & Supplies	0.2	—
Health Care Providers & Services	5.4	3.8
Insurance Services	4.6	7.9
IT Services	11.9	13.6
Life Sciences Tools & Services	1.3	2.7
Multi-Utilities	1.7	2.6
Pharmaceuticals	1.3	—
Professional Services	7.9	9.7
Real Estate Management & Development	4.4	5.5
Software	21.1	15.4
Wireless Telecommunication Services	2.0	—
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value were as follows:

	December 31, 2025				December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
United States	$568,282	$569,499	98.4%	181.4%	$278,586	$280,384	100.0%	109.9%
Canada	8,925	8,971	1.6	2.9	—	—	—	—
Total	$577,207	$578,470	100.0%	184.3%	$278,586	$280,384	100.0%	109.9%

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
•
Each quarter, the Company’s audit committee (the “Audit Committee”) reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments as of December 31, 2025 and December 31, 2024:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$576,244	$576,244	$—	$—	$278,708	$278,708
Other Debt Investments	—	—	1,722	1,722	—	—	1,576	1,576
Equity	—	—	504	504	—	—	100	100
Total	$—	$—	$578,470	$578,470	$—	$—	$280,384	$280,384

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025:

	December 31, 2025
	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$278,708	$1,576	$100	$280,384
Purchases of investments(1)	334,387	—	355	334,742
Proceeds from principal repayments and sales of investments (2)	(37,311)	—	—	(37,311)
Accretion of discount/amortization of premium	886	3	—	889
Payment-in-kind	60	221	11	292
Net change in unrealized appreciation (depreciation)	(495)	(78)	38	(535)
Net realized gains (losses)	9	—	—	9
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$576,244	$1,722	$504	$578,470
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2025	$(244)	$(78)	$38	$(284)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the period from May 9, 2024 (inception) through December 31, 2024:

	December 31, 2024
	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments(1)	277,819	1,465	100	279,384
Proceeds from principal repayments and sales of investments (2)	(988)	—	—	(988)
Accretion of discount/amortization of premium	88	1	—	89
Payment-in-kind	—	102	—	102
Net change in unrealized appreciation (depreciation)	1,790	8	—	1,798
Net realized gains (losses)	(1)	—	—	(1)
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$278,708	$1,576	$100	$280,384
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	$1,790	$8	$—	$1,798

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
	Fair	Valuation	Unobservable	Range		Weighted
	Value	Technique	Input	Low	High	Average (1)
Investments in first lien debt	$576,244	Yield Analysis	Discount Rate	7.78%	10.49%	8.57%
Other debt	1,722	Yield Analysis	Discount Rate			14.95%
Common equity	182	Market Approach	EBITDA Multiple	13.70x	17.50x	16.59x
Preferred equity	322	Market Approach	EBITDA Multiple			11.00x
Total investments	$578,470

(1)
For an asset category that contains a single investment, the range is not included.
(2)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment.

	December 31, 2024
	Fair	Valuation	Unobservable	Range		Weighted
	Value	Technique	Input	Low	High	Average (1)
Investments in first lien debt	$278,708	Yield Analysis	Discount Rate	8.18%	11.16%	9.12%
Other debt	1,576	Yield Analysis	Discount Rate			9.42%
Common equity	100	Market Approach	EBITDA Multiple			13.02x
Total investments	$280,384

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
UBS Funding Facility	$285,500	$285,500	$45,500	$45,500

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Funding Facility	$600,000	$285,500	$314,500	$300,000	$45,500	$254,500

The summary information of its debt obligations was as follows:

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Weighted average interest rate(1)	6.37%	6.86%
Weighted average effective interest rate(2)	6.76%	9.34%
Weighted average outstanding balance	$158,738	$19,554

(1)
Excludes unused commitment fees and amortization of financing costs
(2)
Excludes unused commitment fees

UBS Facility

On October 10, 2024, Financing SPV entered into a Loan and Servicing Agreement, (as amended, restated or otherwise modified from time to time, the “UBS Facility”) with Financing SPV, as borrower, UBS AG London Branch, as administrative agent, the Company, as equity holder and as servicer, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent and collateral custodian. The maximum commitment amount under the UBS Facility was $600,000 as of December 31, 2025. Proceeds of the borrowings under the UBS Facility may be used, among other things, to fund portfolio investments and to make advances under delayed draw term loans and revolving loans where Financing SPV is a lender. As of December 31, 2025, the availability period of the UBS Facility reinvestment period ends on October 28, 2028 and the UBS Facility matures on October 28, 2030.

Financing SPV may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2025, borrowings under the UBS Facility bear interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is one-month term SOFR), plus an applicable margin of 1.90%. Financing SPV pays a commitment fee ranging from 0.50% to 1.50% per annum, depending on the percentage of unused commitments under the UBS Facility, and certain other fees as agreed between Financing SPV and UBS.

The UBS Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as customary events of default.

As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the UBS Facility.

The summary information of the UBS Facility is as follows:

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Borrowing interest expense	$10,109	$304
Facility unused commitment fees	989	323
Amortization of deferred financing costs	617	110
Total	$11,715	$737

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had $191,425 and $81,359, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

As of December 31, 2025 and December 31, 2024, the Company had $745,900 in total capital commitments from common unitholders, of which $434,600 and $494,000 was unfunded, respectively.

(8)
MEMBERS’ CAPITAL

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2025	December 31, 2024
Net distributable earnings (loss), beginning of period	$1,694	$—
Net investment income (loss) after taxes	25,476	4,596
Net realized gain (loss)	9	(1)
Net unrealized appreciation (depreciation)	(524)	1,798
Distributions declared	(25,376)	(4,838)
Tax reclassifications to equity of holders of Common Units	227	139
Net distributable earnings (loss), end of period	$1,506	$1,694

The following table summarizes the total Common Units issued and proceeds received from the Company's capital drawdowns for the year ended December 31, 2025 and for the period from May 9, 2024 (inception) through December 31, 2024:

Common Unit Date	Common Units Issued	Amount
For the Year Ended December 31, 2025
September 29, 2025	1,470,297	$29,700
November 25, 2025	1,469,570	29,700
Total	2,939,867	$59,400
For the period from May 9, 2024 (inception) through December 31, 2024
June 14, 2024	6,942	$139
June 18, 2024	23,058	461
June 28, 2024	10,000	200
July 16, 2024	20,000	400
August 28, 2024	35,000	700
September 20, 2024	12,500,000	250,000
Total	12,595,000	$251,900

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
May 8, 2025	June 30, 2025	July 29, 2025	0.47	5,920
August 5, 2025	September 30, 2025	October 30, 2025	0.46	6,470
November 4, 2025	December 31, 2025	January 29, 2026	0.47	7,301
Total Distributions			$1.84	$25,191

The following table summarizes the Company’s distributions declared and payable for the period from May 9, 2024 (inception) through December 31, 2024 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
November 4, 2024	December 31, 2024	January 27, 2025	$0.38	$4,786
Total Distributions			$0.38	$4,786

Preferred Units

For the year ended December 31, 2025 and or the period from May 9, 2024 (inception) through December 31, 2024, the Company accrued and paid $185 and $52 of distributions, respectively, to holders of the Preferred Units.

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Common Unit:

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Net increase/(decrease) in members' capital resulting from operations attributable to holders of Common Units	$24,776	$6,341
Weighted average units outstanding	13,122,622	5,498,303
Basic and diluted earnings (loss) per common unit	$1.89	$1.15

(10)
INCOME TAXES

For income tax purposes, distributions made to holders of the Company’s Preferred Units and Common Units are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2025 and for the period from May 9, 2024 (inception) through December 31, 2024 were as follows:

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Distributions paid from:
Ordinary income (including net short-term capital gains)	$25,376	$4,838
Net long-term capital gains	—	—
Total taxable distributions	$25,376	$4,838

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

For the year ended December 31, 2025, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year. The amount carried forward to 2026 is estimated to be approximately $499, of which $499 is expected to be ordinary income and $- is expected to be capital gains, although these amounts will not be finalized until the 2025 tax returns are filed in 2026.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book-to-tax treatment of net operating losses, distribution re-designations and timing of the deductibility of certain business expenses, as applicable. To the extent these differences are permanent, they are charged or credited to additional paid-in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

The book-to-tax differences relating to distributions made to the Company’s holders of Common Units resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2025	December 31, 2024
Paid-in capital in excess of par value of Common Units	$(227)	$(139)
Total distributable earnings (loss)	$227	$139

The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2025 and December 31, 2024, were as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2025):

	As of
	December 31, 2025	December 31, 2024
Gross unrealized appreciation	$2,424	$1,855
Gross unrealized depreciation	(1,150)	(57)
Net unrealized appreciation (depreciation)	$1,274	$1,798
Tax cost of investments at year end	$577,207	$278,586

(11)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for common unitholders (dollar amounts in thousands, except per unit amounts):

	For the Year Ended December 31, 2025	For the period from May 9, 2024 (inception) through December 31, 2024
Per Unit Data:(1)
Members’ Capital, beginning of period	$20.12	$20.00
Net investment income (loss)	1.94	0.84
Net unrealized and realized gain (loss)(2)	(0.12)	(0.34)
Net increase (decrease) in Members’ Capital resulting from operations	1.82	0.50
Dividends declared	(1.84)	(0.38)
Issuance of Units	0.01	—
Total increase (decrease) in Members’ Capital	(0.01)	0.12
Members’ Capital, end of period	$20.11	$20.12
Common units outstanding, end of period	15,534,867	12,595,000
Weighted average common units outstanding	13,122,622	5,498,303
Total return based on members’ capital(3)	9.10%	2.50%
Ratio/Supplemental Data :
Members' Capital attributable to the holders of Common Units, end of period	$312,440	$253,455
Ratio of total expenses to average members capital(4)	5.41%	2.97%
Ratio of net investment income to average members capital(4)	9.53%	6.90%
Ratio of total contributed capital to total committed capital, end of period	41.73%	33.77%
Asset coverage ratio(5)	210%	660%
Portfolio turnover rate	9.03%	0.38%

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
(4)
Amounts are annualized except for organization and offering costs and expense support.
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

(12)
SUBSEQUENT EVENTS

January Tender Declarations

On December 31, 2025, the Company announced a tender offer that commenced on January 2, 2026 and ended at 12:01 a.m., Eastern Time, on January 31, 2026 (the “Offer”) to repurchase up to 2,575,000 of its outstanding Units. Because there is no secondary trading market for our Units, the Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for the Company’s unitholders. Approximately 2,567,661 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $20.28 per Unit, which represents the net asset value per Unit as of January 31, 2026.

The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by the Company in accordance with the terms of the Offer. While the Board has discretion to offer to repurchase units in any given quarter, the Company does not currently expect to make regular tender offers on a quarterly basis, if at all.

February Issuances and Distribution Declarations

On February 10, 2026, the Company delivered a capital drawdown notice to its unitholders relating to the sale of approximately 3,654,035 shares of the Company’s Units for an aggregate offering price of $74.25 million. The sale closed on February 18, 2026.

On February 26, 2026, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period January 1, 2026 through March 31, 2026, payable on or about April 30, 2026 to common unitholders of record as of March 31, 2026.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, and a nominating and corporate governance committee (the "NCG Committee") and may establish additional committees in the future.

Board of Directors and Executive Officers

Directors

Under our LLC Agreement, the Board of Directors is composed of six directors, unless increased or decreased by a majority of the directors. To the extent required by the 1940 Act, at any time when there are outstanding preferred units, the preferred unitholders shall have the right, as a class, to elect two additional directors to the Board of Directors. The Company has designated David N. Miller and Michael Occi as the directors to be voted on exclusively by holders of our preferred units. Each director will hold office until his or her death, resignation, retirement, disqualification or removal. Information regarding our Board of Directors is as follows:

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	49	Chair of the Board of Directors since 2024
Michael Occi	42	Chief Executive Officer and Director since 2025
Independent Directors
Joan Binstock	72	Director since 2024
Bruce Frank	71	Director since 2024
Adam Metz	64	Director since 2024
Kevin Shannon	70	Director since 2024

The address for each of our directors is c/o SL Investment Fund II LLC, 1585 Broadway, New York, NY 10036.

Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company
Orit Mizrachi	53	Co-President since 2025 and Chief Operating Officer since 2024
Ashwin Krishnan	50	Chief Investment Officer since 2025
Jeffrey Day	48	Co-President since 2025
David Pessah	40	Chief Financial Officer since 2024
Hope Brown	52	Chief Compliance Officer since 2026

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

Interested Directors

David N. Miller has served as the Chair of our Board of Directors since August 2024 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Miller is the Global Head of Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. Mr. Miller joined Morgan Stanley in August 2016 and has over 25 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp., or Silver Bay, a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 – 2011), Mr. Miller served in various roles at the U.S. Department of Treasury, or the Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.

Michael Occi has served as our Chief Executive Officer and a member of our Board of Directors since July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Occi previously served as our President from January 2025 until his appointment as Chief Executive Officer and as our Chief Administrative Officer from January 2023 until his appointment as the Company’s President. Mr. Occi has been a Managing Director of MSIM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining MSIM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

Independent Directors

Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since August 2024 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Binstock has served as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company that has elected to be treated as a real estate investment trust, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trust since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and previously served on the board of the Greyston Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.

Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since August 2024 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Frank previously served on the board of directors of Landsea Homes Corporation, a single family home builder, from January 2015 to July 2025, the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

Adam Metz has served as a member of our Board of Directors since August 2024 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Metz has spent over 40 years in the real estate industry. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves as chairman of the board of Seritage Growth Properties (NYSE: SRG), a national owner and developer of retail, residential and mixed use properties. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate and a member of the Management Committee until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s, or TPG, Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust, or REIT, history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served on the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC, where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Galata Acquisition Corp., from June 2021 to July 2023, Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.

Kevin Shannon has served as a member of our Board of Directors since August 2024 and has also served as a member of the board of directors of each of the other MS BDCs since their formation. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees, and he is currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.

Executive Officers Who Are Not Directors

Orit Mizrachi was appointed as our Chief Operating Officer in August 2024 and Co-President in July 2025 and serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.

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

Jeffrey Day was appointed as Co-President in July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Day has been a Managing Director of Morgan Stanley IM since 2019 and has more than 25 years of private credit experience. Prior to joining Morgan Stanley, Mr. Day was a Managing Director at Madison Capital Funding (now known as ApogemCapital) and was involved in sponsor coverage, capital markets, and fundraising. Prior to Madison Capital, he worked in various underwriting, portfolio management, capital markets and relationship management roles at JP Morgan Chase, CapitalSourceFinance, and GE Capital. Mr. Day earned a BBA in Finance from the Goizueta Business School at Emory University and his MBA in Finance and Management & Strategy from the J.L. Kellogg School of Management at Northwestern University.

Ashwin Krishnan was appointed Chief Investment Officer in July 2025 and serves in the same capacity for each of the other BDCs. Mr. Krishnan has been part of the Morgan Stanley Private Credit platform since its inception in 2009 and has been a member of the investment committee of the Adviser since 2019. Mr. Krishnan is Head of North America Private Credit and Portfolio Manager of the Opportunistic Credit strategy at MSIM. He joined Morgan Stanley in 2003 and has more than 22 years of experience. Prior to joining Morgan Stanley, Mr. Krishnan was in the Communications Investment Banking group at UBS. Mr. Krishnan holds an M.S. in Engineering from Columbia University and a B.S. in Industrial Engineering from Bangalore University, India.

Hope Brown was appointed as our Chief Compliance Officer in January 2026 and serves in the same capacity for each of the other MS BDCs. In addition, Ms. Brown also serves as an Executive Director and Chief Compliance Officer for the Calvert Funds, which are open-end investment companies registered under the 1940 Act, and managed by a wholly owned subsidiary of Morgan Stanley (“Calvert Funds”). Ms. Brown joined the Calvert Funds in 2014 and is responsible for all aspects of the Calvert Funds’ compliance program including the development and administration of Calvert Funds’ policies and procedures, and the oversight of the Calvert Funds’ primary service providers. In addition, Hope is also the Global Head of ESG Compliance Advisory for Morgan Stanley Investment Management. Prior to joining the Calvert Funds, Ms. Brown was associated with Wilmington Trust Investment Advisors, Inc. where she served as Vice President, Chief Compliance Officer for the Wilmington Funds. Prior to that, she spent five years as an Assistant Vice President, Risk Management and Compliance Lead Manager, at T. Rowe Price Associates, Inc. Ms. Brown is the co-chair of the Investment Company Institute Chief Compliance Officer Committee. She also currently serves on the Board of Directors of the National Society of Compliance Professionals and University System of Maryland Foundation. Ms. Brown graduated cum laude with a BA in English from the University of Maryland, College Park.

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

Nominating and Corporate Governance Committee

The members of the NCG Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Binstock serves as Chair of the NCG Committee. The NCG Committee operates pursuant to a charter approved by our Board of Directors. The NCG Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and overseeing the evaluation of our Board of Directors and our management.

The NCG Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. The NCG Committee believes that the consideration of many factors in selecting director nominees is consistent with the NCG Committee’s goal of creating a Board that best serves our needs and the interests of our unitholders.

Indemnification Agreements

We have entered into indemnification agreements with our directors and officers. The indemnification agreements are intended to provide our directors and officers the maximum indemnification permitted under Delaware law, and the 1940 Act and, if applicable, ERISA. Each indemnification agreement provides that we will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law, and the 1940 Act.

Investment Committee

The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

The members of the Investment Committee are: David N. Miller, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Michael Occi, Henry ‘Hank’ D’Alessandro, Toby Norris, Rebecca Shaoul and Jon Spivak.

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

Compensation of Directors

For the fiscal year ended December 31, 2025, the Independent Directors received an annual fee of $200,000 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $5,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as Independent Directors.

We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2025. No compensation is paid by the Company to any interested director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$50,000	$418,750
Bruce Frank	$55,000	$465,625
Adam Metz	$50,000	$418,750
Kevin Shannon	$50,000	$418,750

1.
The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund LLC, North Haven Private Income Fund A, LGAM Private Credit LLC, and T Series Middle Market Loan Fund LLC.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Timing of Grants of Options

We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of March 4, 2026 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Name of Individual or Identity of Group	Number of Units of Common unit Beneficially Owned(1)	Percent of Common units Beneficially Owned(1)	Number of Units of Preferred unit Beneficially Owned(1)	Percent of Preferred units Beneficially Owned(1)
MS Capital Partners Adviser Inc.	—	—
Joan Binstock	—	—
Bruce Frank	—	—
Adam Metz	—	—
Kevin Shannon	—	—
David N. Miller	6,531	*
Ashwin Krishnan	11,875	*
Orit Mizrachi	1,781	*
David Pessah	—	—
Michael Occi	1,781	*
Jeffrey Day	11,875	*
Hope Brown	—	—
All directors and officers as a group (11 persons)	33,843	*

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

Director Independence

The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist our Board of Directors in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board of Directors has and determined that each of our directors, other than Messrs. Miller and Occi, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board of Directors, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an Independent Director to change. Our Board of Directors limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to Independent Directors.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2025.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2025	$165,000	$—	$—	$—
2024	$80,000	$—	$—	$—

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

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2025, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report

The following documents are filed as part of this annual report:

(1)
Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 77 of this annual report on Form 10-K.
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

10.8*

Amendment No. 1 to Loan and Servicing Agreement, dated as of December 19, 2024, among SLIF II Financing SPV LLC, as borrower, SL Investment Fund II, LLC, as equityholder and as servicer, UBS AG London Branch, as administrative agent, and each of the Lenders party hereto and State Street Bank and Trust Company, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed by the Company on March 7, 2025 (File No. 814-01453)).

10.9

Amendment No. 2 to Loan and Servicing Agreement, dated as of October 28, 2025, among SLIF II Financing SPV LLC, as borrower, SL Investment Fund II LLC, as equityholder and as servicer, UBS AG London Branch, as administrative agent, each of the Lenders party thereto, and State Street Bank and Trust Company, as collateral agent and as collateral custodian (Incorporated by reference to current report on Form 8-K filed by SL Investment Fund II LLC on October 30, 2025 (File No. 814-01754)).

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

19.1*	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed by the Company on March 7, 2025 (File No. 814-01453)).
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Fund II LLC

Dated: March 4, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 4, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)

Dated: March 4, 2026	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 4, 2026	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 4, 2026	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 4, 2026	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 4, 2026	By:	/s/ Adam Metz
Adam Metz Director