Form 10-Q
period 2026-03-31
SL Investment Fund II LLC
filed 2026-05-14
CIK 2028686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of the registrant’s common units, $0.001 par value outstanding at May 14, 2026 was 18,113,703.

SL Investment Fund II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Part I. Financial Statements

Item 1. Consolidated Financial Statements

SL Investment Fund II LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $651,338 and $577,207)	$648,191	$578,470
Cash	27,273	22,834
Deferred financing costs	4,470	4,711
Interest and dividend receivable from non-controlled/non-affiliated investments	2,733	2,953
Receivable for investments sold/repaid	12	1
Other assets	100	5
Total assets	682,779	608,974

Liabilities
Debt	340,500	285,500
Payable for investments purchased	—	14
Payable to affiliates (Note 3)	132	155
Distribution payable	7,946	7,301
Management fees payable	199	187
Interest and financing costs payable	1,615	1,407
Accrued expenses and other liabilities	534	425
Total liabilities	350,926	294,989

Commitments and contingencies (Note 7)

Members' Capital
Series A Preferred Units (515 units issued and outstanding)	—	—
Paid-in capital in excess of par value of Series A Preferred Units	1,545	1,545
Common units, par value $0.001 per unit (16,621,241 and 15,534,867 units issued and outstanding)	17	16
Paid-in capital in excess of par value of Common Units	333,095	310,918
Total distributable earnings (loss)	(2,804)	1,506
Total Members’ Capital	331,853	313,985
Total liabilities and Member’ Capital	$682,779	$608,974
Members’ Capital per common unit	$19.87	$20.11

The accompanying notes are an integral part of these consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,970	$7,942
Payment-in-kind income	260	65
Dividend income	9	—
Other income	294	153
Total investment income	13,533	8,160

Expenses:
Interest and other financing expenses	4,812	1,880
Management fees	199	157
Organization and offering costs	—	106
Professional fees	356	285
Directors’ fees	52	52
General and other expenses	86	79
Total expenses	5,505	2,559
Net investment income (loss) before taxes	8,028	5,601
Excise tax expense	—	2
Net investment income (loss) after taxes	8,028	5,599

Net realized and unrealized gain (loss):
Realized gain (loss):
Net realized gain (loss) from non-controlled/non-affiliated investments	25	—
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(4,410)	(276)
Translation of assets and liabilities in foreign currencies	(7)	(7)
Net realized and unrealized gain (loss)	(4,392)	(283)
Net increase (decrease) in Members’ Capital resulting from operations	3,636	5,316
Preferred Unit dividend	(46)	(46)
Net increase (decrease) in Members’ Capital resulting from operations attributable to holders of Common Units	$3,590	$5,270

Per unit information—basic and diluted
Earnings (loss) per common unit (basic and diluted)	$0.23	$0.42
Weighted average common units outstanding (basic and diluted):	15,528,309	12,595,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except per unit amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Members’ Capital at the beginning of period	$313,985	$255,000
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	8,028	5,599
Net realized gain (loss)	25	—
Net change in unrealized appreciation (depreciation)	(4,417)	(283)
Net increase (decrease) in Members’ Capital resulting from operations	3,636	5,316

Distributions to unitholders from:
Distributable earnings	(7,946)	(5,546)
Total distributions to unitholders	(7,946)	(5,546)

Capital transactions:
Issuance of Common Units	74,250	—
Repurchase of Common Units	(52,072)	—
Net increase (decrease) in Members' Capital resulting from capital transactions	22,178	—
Total increase (decrease) in Members' Capital	17,868	(230)
Members' Capital at end of period	$331,853	$254,770
Distribution per Common Unit	$0.48	$0.44

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations	$3,636	$5,316
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	4,410	276
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	7	7
Net realized (gain) loss on investments	(25)	—
Net accretion of discount and amortization of premium on investments	(225)	(134)
Payment-in-kind interest and dividend capitalized	(219)	(52)
Amortization of deferred financing costs	241	133
Amortization of deferred offering costs	—	75
Purchases of investments and change in payable for investments purchased	(81,428)	(72,536)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	7,741	3,642
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	220	(297)
(Increase) decrease in other assets	(95)	(86)
(Increase) decrease in deferred financing costs	—	(273)
(Decrease) increase in payable to affiliates	(23)	150
(Decrease) increase in management fee payable	12	(2)
(Decrease) increase in interest and financing costs payable	208	45
(Decrease) increase in accrued expenses and other liabilities	109	283
Net cash provided by (used in) operating activities	(65,431)	(63,453)

Cash flows from financing activities:
Borrowings on debt	84,000	60,000
Repayments on debt	(29,000)	—
Proceeds from issuance of Common Units	74,250	—
Repurchases of Common Units	(52,072)	—
Distributions paid	(7,301)	(4,786)
Net cash provided by (used in) financing activities	69,877	55,214
Net increase (decrease) in cash	4,446	(8,239)
Effect of foreign exchange rate changes on cash	(7)	(7)
Cash, beginning of period	22,834	21,650
Cash, end of period	$27,273	$13,404

Supplemental information and non-cash activities:
Excise tax paid	$—	$2
Interest expense paid	$4,363	$1,702
Distribution payable	$7,946	$5,546
Accrued but unpaid deferred financing costs	$—	$273

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.20%	11/12/2029	3,999	$3,944	$3,929	1.18%
Jonathan Acquisition Company	(5) (6) (13)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	49	42	41	0.01
								3,986	3,970	1.20
Automobiles
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	13,235	13,129	13,235	3.99
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(13)	—	—
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	5,303	5,267	5,210	1.57
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	4,557	4,522	4,477	1.35
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	—	(11)	(29)	(0.01)
								22,894	22,893	6.90
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	4,057	4,038	4,006	1.21
Computer Services, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(4)	(24)	(0)
								4,034	3,982	1.20
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	6,699	6,641	6,531	1.97
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(12)	(70)	(0.02)
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(7)	(21)	(0.01)
								6,622	6,440	1.94
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	8,090	8,088	8,081	2.44
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	—	—	(1)	—
								8,088	8,080	2.43
Commercial Services & Supplies
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	3,485	3,458	3,472	1.05
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(3)	(3)	—
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(4)	(2)	—
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	2,892	2,880	2,892	0.87
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	927	921	927	0.28
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	—	(2)	—	—
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	7,230	7,174	7,201	2.17
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	649	641	643	0.19
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	06/28/2030	—	(6)	(4)	—
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	5,446	5,397	5,405	1.63
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	505	495	493	0.15
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	—	(7)	(6)	—
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	10,040	9,953	9,887	2.98
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	795	779	748	0.23
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(10)	(21)	(0.01)

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	5,802	5,755	5,802	1.75
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	5,984	5,942	5,984	1.80
								43,363	43,418	13.08
Construction & Engineering
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	1,803	1,803	1,803	0.54
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	3,213	3,187	3,203	0.97
LJ Avalon Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	4.50%	8.15%	02/01/2029	—	(3)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	9,898	9,858	9,824	2.96
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	3,244	3,220	3,219	0.97
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	—	(5)	(11)	—
								18,060	18,038	5.44
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	5,886	5,825	5,280	1.59
Any Hour, LLC	(5) (8)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	167	166	149	0.04
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	794	786	705	0.21
Any Hour, LLC	(5) (8)	Other Debt		13.00% PIK	13.00%	05/23/2031	1,872	1,850	1,667	0.50
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.67%	10/24/2030	11,889	11,793	11,889	3.58
Apex Service Partners, LLC	(5) (6)	First Lien Debt	S +	5.00%	8.67%	10/24/2030	4,612	4,573	4,612	1.39
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	8.67%	10/24/2029	411	405	411	0.12
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	7,054	6,992	6,913	2.08
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	—	(9)	(44)	(0.01)
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	29	23	15	—
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	2,169	2,151	2,153	0.65
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(1)	(3)	—
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(1)	(2)	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	7,584	7,527	7,440	2.24
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	—	(5)	(28)	(0.01)
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2030	372	365	354	0.11
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	4,462	4,442	4,450	1.34
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	1,202	1,191	1,184	0.36
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(8)	(27)	(0.01)
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(5)	(8)	—
LHS Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	5,732	5,652	5,631	1.70
LHS Borrower, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	114	108	107	0.03
								53,820	52,848	15.93
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	5,027	5,004	5,027	1.51
Accel International Holdings, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	—	(4)	—	—
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	4,629	4,571	4,235	1.28

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	—	(11)	(159)	(0.05)
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	422	411	342	0.10
								9,971	9,445	2.85
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	5,735	5,683	5,649	1.70
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	1,124	1,107	1,086	0.33
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	64	53	45	0.01
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	3,104	3,077	3,104	0.94
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(2)	—	—
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(6)	—	—
Pamlico Avant Holdings, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	8,588	8,505	8,459	2.55
Pamlico Avant Holdings, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	—	(11)	(17)	(0.01)
								18,406	18,326	5.52
Financial Services
BCTO Bluebill Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	7,778	7,705	7,622	2.30
BCTO Bluebill Midco, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(9)	(19)	(0.01)
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	1,804	1,804	1,804	0.54
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(4)	—	—
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	64	63	64	0.02
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	3,662	3,662	3,653	1.10
GC Waves Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	3,133	3,103	3,107	0.94
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	1,920	1,905	1,882	0.57
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	1,752	1,736	1,711	0.52
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	188	183	177	0.05
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	3,701	3,660	3,655	1.10
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	—	(3)	(4)	—
Trintech, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	6,581	6,516	6,516	2
Trintech, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(5)	(5)	—
Trintech, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(8)	(8)	—
								30,308	30,155	9.09
Ground Transportation
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	5,696	5,668	5,639	1.70
eShipping, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(5)	(21)	(0.01)
eShipping, LLC	(5) (7) (13)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	67	62	56	0.02
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	5,519	5,493	5,509	1.66
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	3,481	3,435	3,451	1.04
								14,653	14,634	4.41
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	1,065	1,060	1,057	0.32
PerkinElmer U.S., LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	—	(5)	(15)	—
								1,055	1,042	0.31
Health Care Providers & Services
Blue River PetCare, LLC	(5) (9)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	1,213	1,213	1,213	0.37

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Blue River PetCare, LLC	(5) (13)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	—	(8)	(8)	—
Blue River PetCare, LLC	(5) (13)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	57	54	54	0.02
Imagine 360, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	40	40	40	0.01
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	—	—	—
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	—	—	—
Merative, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	18,483	18,396	18,391	5.54
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(5)	(11)	—
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(9)	(9)	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.71%	06/03/2030	14,656	14,510	14,510	4.37
Pareto Health Intermediate Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	8.71%	06/01/2029	—	(12)	(3)	—
TA Polaris Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	12,973	12,910	12,783	3.85
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	1,676	1,658	1,596	0.48
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	—	(8)	(24)	(0.01)
								48,739	48,532	14.62
Industrial Conglomerates
Goose Borrower, LP	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	10,823	10,715	10,715	3.23
Goose Borrower, LP	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	—	(19)	(19)	(0.01)
								10,696	10,696	3.22
Insurance Services
Fetch, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	16,320	16,157	16,157	4.87
Fetch, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(24)	(24)	(0.01)
Fetch, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(29)	(29)	(0.01)
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	4,414	4,386	4,350	1.31
High Street Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	04/14/2028	225	221	220	0.07
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	211	195	186	0.06
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	—	(2)	(2)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	17,559	17,559	17,559	5.29
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	4,454	4,437	4,454	1.34
								42,900	42,871	12.92
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	8,412	8,339	8,296	2.50
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	8	3	(8)	—
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	12/30/2030	—	(8)	(14)	—
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.70%	12/31/2027	100	99	100	0.03
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	8,108	8,029	7,966	2.40
Cyber US Bidco, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(8)	(28)	(0.01)
Cyber US Bidco, LLC	(5) (7) (10) (13)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(7)	(12)	—
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.54%	03/09/2029	1,091	1,081	1,088	0.33
GI DI Cornfield Acquisition, LLC	(5) (13)	First Lien Debt	S +	4.50%	8.54%	03/09/2029	—	(11)	(7)	—
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	10,147	10,020	10,147	3.06
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	120	99	120	0.04
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.20%	03/31/2031	319	305	319	0.10

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	11,030	10,935	10,948	3.30
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	2,532	2,502	2,503	0.75
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.50%	8.70%	02/02/2032	457	446	447	0.13
UpStack, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	4,875	4,835	4,814	1.45
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	686	676	663	0.20
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	188	182	178	0.05
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	18,168	18,038	18,168	5.47
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(11)	—	—
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(14)	—	—
								65,530	65,688	19.79
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	7,500	7,443	7,432	2.24
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	(5)	(14)	—
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	(6)	(8)	—
								7,432	7,410	2.23
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	8,308	8,248	8,230	2.48
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	2,089	2,070	2,054	0.62
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	—	(5)	(7)	—
								10,313	10,277	3.10
Pharmaceuticals
Specialty Pharma III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	7,412	7,376	7,338	2.21
Specialty Pharma III, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	120	115	110	0.03
								7,491	7,448	2.24
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	11,874	11,811	11,827	3.56
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	2,043	2,021	2,021	0.61
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	—	(9)	(5)	—
Aprio Advisory Group, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	08/01/2031	—	(35)	(38)	(0.01)
Aprio Advisory Group, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	08/01/2031	211	205	208	0.06
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	3,225	3,200	3,177	0.96
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	5,838	5,788	5,746	1.73
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	449	441	432	0.13
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	2,846	2,822	2,825	0.85
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	472	464	461	0.14
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	442	436	437	0.13
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	9,199	9,163	9,153	2.76
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	—	(5)	(13)	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	3,549	3,525	3,540	1.07
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	—	(3)	(1)	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	1,749	1,734	1,744	0.53
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	274	265	269	0.08

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	239	235	238	0.07
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	6,154	6,125	6,092	1.84
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(5)	(23)	(0.01)
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(7)	(15)	—
								48,171	48,075	14.49
Real Estate Management & Development
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	6,838	6,808	6,838	2.06
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(4)	—	—
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(5)	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	16,503	16,523	16,431	4.95
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	2,415	2,405	2,401	0.72
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	166	163	163	0.05
								25,890	25,833	7.78
Software
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	12,000	11,907	11,833	3.57
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	5,714	5,666	5,635	1.70
AuditBoard, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	—	(17)	(32)	(0.01)
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	6,026	5,976	5,981	1.80
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	6,234	6,136	6,115	1.84
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	87	82	82	0.02
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	2,789	2,808	2,789	0.84
Coupa Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	—	2	—	—
Coupa Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.92%	02/27/2029	—	1	—	—
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	12,093	12,121	11,896	3.58
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	—	5	(37)	(0.01)
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	331	334	306	0.09
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	14,737	14,703	14,626	4.41
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(3)	(20)	(0.01)
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(6)	(20)	(0.01)
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	7,316	7,288	7,316	2.20
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	717	712	717	0.22
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	—	(3)	—	—
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	44	44	44	0.01
Jawbreaker Parent, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	9,390	9,297	9,298	2.80
Jawbreaker Parent, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(53)	(53)	(0.02)
Jawbreaker Parent, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(18)	(18)	(0.01)
Montana Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	07/22/2029	8,812	8,812	8,812	2.66
Montana Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	07/22/2028	—	—	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	14,047	13,892	13,857	4.18
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	—	(19)	(27)	(0.01)
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	14,917	14,807	14,917	4.50
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(18)	—	—
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(12)	—	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	5,409	5,363	5,274	1.59
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(6)	(34)	(0.01)
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(5)	(17)	(0.01)
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	9,723	9,618	9,515	2.87
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	—	(18)	(76)	(0.02)
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	418	401	384	0.12
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	7,431	7,360	7,282	2.19
Vanco Payment Solutions, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	—	(3)	(7)	—
								137,154	136,338	41.08
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	11,281	11,179	11,107	3.35
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	—	(6)	(10)	—
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	126	122	126	0.04
								$11,295	$11,223	3.38%
Total Debt Investments - non-controlled/non-affiliated								$650,871	$647,662	195.17%

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity		01/17/2025	120,000	$114	$165	0.05%
Diversified Consumer Services
Leaf Home, LLC	(5) (11)	Preferred Equity	14.00% PIK	09/05/2025	250,000	253	323	0.10
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity		10/15/2024	1,000	100	41	0.01
Total Equity Investments - non-controlled/non-affiliated						$467	$529	0.16%
Total Portfolio Investments						$651,338	$648,191	195.32%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company is not an “affiliated person” of any of its portfolio companies.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR (“E”) or SOFR (“S”) or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

rate in effect as of March 31, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans were the C at 2.27%, 1-month E at 1.89%,1-month S at 3.66%, 3-month S at 3.68%, 6- month S at 3.70% SA at 3.73%, and the P at 6.75%.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"),Great British Pound ("£"), or Canadian dollar ("CAD").
(4)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5 for further information), pursuant to the Company’s valuation policy.
(6)
Loan includes interest rate floor of 1.00%.
(7)
Loan includes interest rate floor of 0.75%.
(8)
Loan includes interest rate floor of 0.50%.
(9)
Assets or a portion thereof are pledged as collateral for the UBS Facility (as defined below). See Note 6 “Debt” for further information.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 4.86% of total assets as calculated in accordance with regulatory requirements.
(11)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of March 31, 2026, the aggregate fair value of these securities is $529 or 0.16% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Non-income producing security.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2026:

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accel International Holdings, Inc.	Revolver	04/26/2032	$865	$—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	3,412	(14)
Accordion Partners, LLC	Revolver	11/17/2031	1,390	(5)
Any Hour, LLC	Revolver	05/23/2030	77	(8)
Apex Service Partners, LLC	Revolver	10/24/2029	485	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,112	(15)
Apollo Acquisition, Inc.	Revolver	12/30/2030	1,014	(14)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	7,283	(38)
Aprio Advisory Group, LLC	Revolver	08/01/2031	422	(2)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	249	(4)
Ascend Partner Services, LLC	Revolver	08/11/2031	673	(10)
AuditBoard, Inc.	Revolver	07/14/2031	2,286	(32)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	972	(19)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	9,616	(72)
Banyan Software Holdings, LLC	Revolver	01/02/2031	565	(4)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	3,118	(7)
Blue River PetCare, LLC	Revolver	08/01/2029	510	(3)
CCI Buyer, Inc.	Revolver	05/13/2032	662	(10)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	882	(3)
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	(2)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	983	(7)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	225	(2)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	1,772	—
Cerity Partners, LLC	Revolver	07/28/2031	96	—
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	2,667	(13)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,862	(24)
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	253	—
Coupa Holdings, LLC	Revolver	02/27/2029	194	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	1,594	(28)
Cyber US Bidco, LLC	Revolver	12/30/2032	700	(12)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(44)
DA Blocker Corp.	Revolver	02/10/2032	705	(14)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	2,254	(37)
Diligent Corporation	Revolver	08/02/2030	1,172	(19)
Drivecentric Holdings, LLC	Revolver	08/15/2031	1,765	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	368	(3)
Eclipse Buyer, Inc.	Revolver	09/08/2031	187	(1)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	2,632	(20)
Emburse, Inc.	Revolver	05/28/2032	2,632	(20)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	1,487	(28)
Essential Services Holding Corporation	Revolver	06/17/2030	8	—
Essential Services Holding Corporation	Revolver	06/17/2030	549	(10)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	1,125	—
Everbridge Holdings, LLC	Revolver	07/02/2031	740	—
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	4,800	(24)
Fetch, Inc.	Revolver	03/31/2033	2,880	(29)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	735	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	500	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	6,651	(18)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	02/14/2028	2,278	(7)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(27)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	530	(8)
Goose Borrower, LP	Revolver	03/02/2033	1,920	(19)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	7	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	654	(3)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	872	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	07/19/2027	1,274	(5)
IG Investment Holdings, LLC	Revolver	09/22/2028	404	(1)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	6	—
Imagine 360, LLC	Revolver	10/02/2028	4	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,914	—
Inhabitiq, Inc.	Revolver	01/12/2032	1,196	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	3,070	(23)
Inszone Mid, LLC	Revolver	11/30/2029	219	(2)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	174	—
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	04/20/2026	4,490	(44)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	1,810	(9)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	1,810	(18)
Jonathan Acquisition Company	Revolver	05/11/2029	442	(8)
LHS Borrower, LLC	Revolver	09/04/2031	326	(6)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	720	(5)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	633	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	302	(6)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	319	(6)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	866	(4)
MRI Software, LLC	Revolver	02/10/2028	497	(2)
Merative, LP	Delayed Draw Term Loan	09/30/2027	2,118	(11)
Merative, LP	Revolver	09/30/2032	1,853	(9)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	873	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	1,554	(14)
Model N, Inc.	Revolver	06/27/2031	12	—
Model N, Inc.	Revolver	06/27/2031	816	(7)
Montana Buyer, Inc.	Revolver	07/22/2028	1,028	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	1,435	(22)
NDT Global Holding, Inc.	Revolver	06/04/2032	1,217	(18)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	658	—
NSI Holdings, Inc.	Revolver	11/17/2031	658	—
Nasuni Corporation	Revolver	09/10/2030	1,724	(28)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	4,375	—
Onit, Inc.	Revolver	01/27/2032	1,458	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	300	(4)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,162	(18)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	1,242	(3)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,935	(15)
Project Potter Buyer, LLC	Revolver	04/23/2027	492	(1)
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,179	(9)

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Railpros Parent, LLC	Revolver	05/24/2032	842	(6)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	3,423	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	862	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(34)
Runway Bidco, LLC	Revolver	12/17/2031	679	(17)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	13,500	(24)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	3,571	(76)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,189	(25)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	1,875	(159)
Spark Buyer, LLC	Revolver	10/15/2031	516	(44)
Specialty Pharma III, Inc.	Revolver	12/23/2032	837	(8)
Superman Holdings, LLC	Revolver	08/29/2031	1,451	(11)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	3,730	(55)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	1,622	(24)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	1,296	(10)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	972	(7)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,468	(22)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	824	(12)
Transit Technologies, LLC	Revolver	08/20/2030	1,364	(21)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	1,097	(5)
Trintech, Inc.	Revolver	01/28/2033	822	(8)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,492	(4)
UHY Advisors, Inc.	Revolver	11/21/2031	229	(1)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,189	(15)
UpStack, Inc.	Revolver	08/25/2031	563	(7)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,812	(70)
Vamos Bidco, Inc.	Revolver	01/30/2032	844	(21)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	351	(7)
Vehlo Purchaser, LLC	Revolver	05/24/2028	1,684	(29)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	173	(2)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,479	(14)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	754	(7)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,943	—
Victors Purchaser, LLC	Revolver	12/23/2032	2,418	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	2,308	(23)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,538	(15)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	2,149	(22)
eShipping, LLC	Revolver	12/23/2032	1,008	(10)
Total First Lien Debt Unfunded Commitments			$201,747	$(1,795)
Total Unfunded Commitments			$201,747	$(1,795)

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

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	—	(20)	—	—
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	14,917	14,803	14,917	4.75
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(19)	—	—
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(13)	—	—
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	5,423	5,375	5,409	1.72
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(6)	(3)	—
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(6)	(2)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	9,748	9,633	9,669	3.08
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	—	(20)	(29)	(0.01)
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	407	389	394	0.13
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	7,449	7,376	7,376	2.35
Vanco Payment Solutions, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	—	(3)	(3)	—
								121,716	122,133	38.90
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	11,310	11,204	11,293	3.60
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	—	(6)	(1)	—
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	127	121	127	0.04
								$11,319	$11,419	3.64%
Total Debt Investments - non-controlled/non-affiliated								$576,740	$577,966	184.07%

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity		02/03/2025	120,000	$114	$139	0.04%
Diversified Consumer Services
Leaf Home, LLC	(5) (11)	Preferred Equity	14.00% PIK	09/04/2025	250,000	253	322	0.10
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity		10/15/2024	1,000	100	43	0.01
Total Equity Investments - non-controlled/non-affiliated						$467	$504	0.15%
Total Portfolio Investments						$577,207	$578,470	184.23%

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the C at 2.26%, 1-month E at 1.94%, 1-month S at 3.69%, 3-month S at 3.65%, 6- month S at 3.57%, SA at 3.72%, and the P at 6.75%.
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

March 31, 2026

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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2026.

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2026, the Company’s wholly owned subsidiaries include: SLIF II Financing SPV LLC (“Financing SPV”), SLIF II CA SPV LLC (“CA SPV”), SLIF II Equity Holdings LLC (“Equity Holdings”), and SLIF II SPV LLC (“SLIF SPV”, and collectively with CA SPV, Financing SPV, and Equity Holdings LLC the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

As of March 31, 2026 and December 31, 2025, the Company had no investments on non-accrual status.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2026 and March 31, 2025, the Company accrued $— and $2, respectively, of federal excise taxes.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

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

For the three months ended March 31, 2026 and March 31, 2025, $199 and $157, respectively, of Base Management Fees were accrued to the Investment Adviser. As of March 31, 2026 and December 31, 2025, $199 and $187, respectively, were payable to the Investment Adviser relating to Base Management Fees.

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

For the three months ended March 31, 2026 and March 31, 2025 $— and $—, respectively, of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations. As of March 31, 2026 and December 31, 2025 $— and $—, respectively, were payable to affiliates.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value		Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$649,021	$645,995	99.7%		$574,949	$576,244	99.6%
Other Debt Investments	1,850	1,667	0.3		1,791	1,722	0.3
Equity	467	529	0.0	(1)	467	504	0.1
Total	$651,338	$648,191	100.0%		$577,207	$578,470	100.0%

(1) Amounts round to 0.0%

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Aerospace and Defense	0.6%	0.7%
Automobiles	3.5	4.0
Banks	0.6	0.7
Beverages	1.0	1.1
Building Products	1.3	1.4
Commercial Services & Supplies	6.7	7.1
Construction & Engineering	2.8	2.8
Diversified Consumer Services	8.2	9.2
Electrical Equipment	1.5	1.6
Electronic Equipment, Instruments & Components	2.8	3.4
Financial Services	4.7	3.6
Ground Transportation	2.3	2.6
Health Care Equipment & Supplies	0.2	0.2
Health Care Providers & Services	7.5	5.4
Industrial Conglomerates	1.7	—
Insurance Services	6.6	4.6
IT Services	10.1	11.9
Life Sciences Tools & Services	1.1	1.3
Multi-Utilities	1.6	1.7
Pharmaceuticals	1.1	1.3
Professional Services	7.4	7.9
Real Estate Management & Development	4.0	4.4
Software	21.0	21.1
Wireless Telecommunication Services	1.7	2.0
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value were as follows:

	March 31, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
United States	$642,410	$639,231	98.6%	192.6%	$568,282	$569,499	98.4%	181.4%
Canada	8,928	8,960	1.4	2.7	8,925	8,971	1.6	2.9
Total	$651,338	$648,191	100.0%	195.3%	$577,207	$578,470	100.0%	184.3%

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$645,995	$645,995	$—	$—	$576,244	$576,244
Other Debt Investments	—	—	1,667	1,667	—	—	1,722	1,722
Equity	—	—	529	529	—	—	504	504
Total	$—	$—	$648,191	$648,191	$—	$—	$578,470	$578,470

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$576,244	$1,722	$504	$578,470
Purchases of investments(1)	81,414	—	—	81,414
Proceeds from principal repayments and sales of investments(2)	(7,752)	—	—	(7,752)
Accretion of discount/amortization of premium	224	1	—	225
Payment-in-kind	160	59	—	219
Net change in unrealized appreciation (depreciation)	(4,320)	(115)	25	(4,410)
Net realized gains (losses)	25	—	—	25
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$645,995	$1,667	$529	$648,191
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2026	$(4,268)	$(115)	$25	$(4,358)

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range (2)
Asset Category	Fair Value	Valuation Technique (1)	Unobservable Input	Low		High	Weighted Average (3)
Investments in first lien debt	$645,995	Yield Analysis	Discount Rate	7.94%		12.69%	8.90%
Other debt	1,667	Yield Analysis	Discount Rate				16.45%
Common equity	206	Market Approach	EBITDA Multiple	13.50	x	17.00x	16.30	x
Preferred equity	323	Market Approach	EBITDA Multiple				10.00	x
Total investments	$648,191

(1)
During the three months ended March 31, 2026, no positions transitioned techniques or valuation approaches.
(2)
For an asset category that contains a single investment, the range is not included.
(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment.

	December 31, 2025
				Range (2)
Asset Category	Fair Value	Valuation Technique (1)	Unobservable Input	Low	High	Weighted Average (3)
Investments in first lien debt	$576,244	Yield Analysis	Discount Rate	7.78%	10.49%	8.57%
Other debt	1,722	Yield Analysis	Discount Rate			14.95%
Common equity	182	Market Approach	EBITDA Multiple	13.70x	17.50x	16.59x
Preferred equity	322	Market Approach	EBITDA Multiple			11.00x
Total investments	$578,470

(1)
During the year ended December 31, 2025, no positions transitioned techniques or valuation approaches.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
UBS Facility	3	$340,500	$340,500	$285,500	$285,500

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Facility	$600,000	$340,500	$259,500	$600,000	$285,500	$314,500

The summary information of its debt obligations were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Weighted average interest rate (1)	5.58%	6.48%
Weighted average effective interest rate (2)	5.90%	7.06%
Weighted average debt outstanding	$300,900	$91,700

(1)
Excludes unused commitment fees and amortization of financing costs
(2)
Excludes unused commitment fees

UBS Facility

On October 10, 2024, Financing SPV entered into a Loan and Servicing Agreement, (as amended, restated or otherwise modified from time to time, the “UBS Facility”) with Financing SPV, as borrower, UBS AG London Branch, as administrative agent, the Company, as equity holder and as servicer, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent and collateral custodian. The maximum commitment amount under the UBS Facility was $600,000 as of March 31, 2026. Proceeds of the borrowings under the UBS Facility may be used, among other things, to fund portfolio investments and to make advances under delayed draw term loans and revolving loans where Financing SPV is a lender. As of March 31, 2026, the availability period of the UBS Facility reinvestment period ends on October 28, 2028 and the UBS Facility matures on October 28, 2030.

Financing SPV may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2026, borrowings under the UBS Facility bear interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is one-month term SOFR), plus an applicable margin of 1.90%. Financing SPV pays a commitment fee ranging from 0.50% to 1.50% per annum, depending on the percentage of unused commitments under the UBS Facility, and certain other fees as agreed between Financing SPV and UBS.

The UBS Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as customary events of default.

As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the UBS Facility.

The summary information of the UBS Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$4,197	$1,487
Facility unused commitment fees	374	260
Amortization of deferred financing costs	241	133
Total	$4,812	$1,880

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had $201,747 and $191,425 respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

As of March 31, 2026 and December 31, 2025, the Company had $594,950 and $745,900, respectively, in total net capital commitments from common unitholders, of which $231,053 and $434,600, respectively, was unfunded.

(8) MEMBERS’ CAPITAL

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2026	December 31, 2025
Net distributable earnings (loss), beginning of period	$1,506	$1,694
Net investment income (loss) after taxes	8,028	25,476
Net realized gain (loss)	25	9
Net unrealized appreciation (depreciation)	(4,417)	(524)
Distributions declared	(7,946)	(25,376)
Tax reclassifications to equity of holders of Common Units	—	227
Net distributable earnings (loss), end of period	$(2,804)	$1,506

The following table summarizes the total Common Units issued and proceeds received for the three months ended March 31, 2026:

Unit Issuance Date	Common Units Issued	Amount
For the Three Months Ended March 31, 2026
February 18, 2026	3,654,035	$74,250
Total	3,654,035	$74,250

For the three months ended March 31, 2025, the Company did not issue Common Units.

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2026 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 26, 2026	March 31, 2026	April 30, 2026	$0.48	$7,900
Total Distributions			$0.48	$7,900

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
Total Distributions			$0.44	$5,500

Preferred Units

For the three months ended March 31, 2026 and three months ended March 31, 2025, the Company accrued $46 and $46, respectively, of distributions and paid $- and $-, respectively, to holders of the Series A Preferred Units.

Tender Offer

On January 2, 2026, the Company commenced a tender offer (the “Offer”), which ended on January 31, 2026. In connection with the Offer, the Company repurchased $52,072 aggregate principal amount of Units and canceled undrawn capital commitments totaling $150,950. The following table further summarizes the Unit repurchases completed pursuant to the Offer for the three months ended March 31, 2026:

Repurchase Deadline Request	Outstanding Units the Company Offered to Repurchase	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased(1)	Percentage of Outstanding Units Repurchased(2)
January 31, 2026	2,575,000	$20.28	January 31, 2026	$52,072	2,567,661	16.53%
Total				$52,072	2,567,661

(1) All repurchase requests were satisfied in full.

(2) Percentage is based on total units as of the close of the previous calendar quarter.

No Units were repurchased for the three months ended March 31, 2025.

(9) EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Common Unit:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Numerator - net increase/(decrease) in net assets resulting from operations attributable to holders of Common Units	$3,590	$5,270
Denominator - weighted average Common Units outstanding	15,528,309	12,595,000
Basic and diluted earnings (loss) per Common Unit	$0.23	$0.42

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for common unitholders (dollar amounts in thousands, except per unit amounts):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Unit Data:(1)
Members’ Capital, beginning of period	$20.11	$20.12
Net investment income (loss)	0.52	0.44
Net unrealized and realized gain (loss)(2)	(0.30)	(0.01)
Net increase (decrease) in Members’ Capital resulting from operations	0.22	0.43
Dividend declared	(0.48)	(0.44)
Issuance of Units	0.02	—
Total increase (decrease) in Members’ Capital	(0.24)	(0.01)
Members’ Capital, end of period	$19.87	$20.11
Common Units outstanding, end of period	16,621,241	12,595,000
Weighted average Common Units outstanding	15,528,309	12,595,000
Total return based on members’ capital (3)	1.19%	2.12%
Ratio/Supplemental Data:
Members' Capital attributable to the holders of Common Units, end of period	$330,308	253,225
Ratio of total expenses to average members capital attributable to the holders of Common Units(4)	7.11%	3.91%
Ratio of net investment income to average members capital attributable to the holders of Common Units(4)	10.37%	8.94%
Ratio of total contributed capital to total committed capital, end of period(5)	61.16%	33.77%
Asset coverage ratio(6)	197.00%	341.00%
Portfolio turnover rate	1.26%	1.14%

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
(5)
Total contributed capital and total committed capital at the end of the period is calculated net of Units repurchased and canceled subscription prior to such date (if any).
(6)
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

On April 23, 2026, the Company delivered a capital drawdown notice to its unitholders relating to the sale of approximately 1,492,462 Units for an aggregate offering price of $29.7 million. The sale closed on April 30, 2026.

On May 5, 2026, the Board of Directors authorized the Company to conduct additional private offerings at such times as may be determined in the Company’s discretion.

On May 5, 2026, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period April 1, 2026 through June 30, 2026, payable on or about July 31, 2026 to common unitholders of record as of June 30, 2026.

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
•
our ability to maintain our qualification as a business development company (“BDC”), and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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

The information contained in this section should be read in conjunction with “Part I, Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of certain expenses incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

•
initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver);

•
costs associated with our initial private offering;
•
costs of any other offerings of our common units, par value $0.001 (the “Units” or “Common Units”), 12.0% Series A Cumulative Preferred Units (“Preferred Units”) and other securities, if any;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	March 31, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value		Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$649,021	$645,995	99.7%		$574,949	$576,244	99.6%
Other Debt Investments	1,850	1,667	0.3		1,791	1,722	0.3
Equity	467	529	0.0	(1)	467	504	0.1
Total	$651,338	$648,191	100.0%		$577,207	$578,470	100.0%

(1) Amounts round to 0.0%

Our debt portfolio displayed the following characteristics of each of our investments(1) (2) unless otherwise noted:

	As of
	March 31, 2026	December 31, 2025
Number of portfolio companies	85	78
Number of portfolio industries	24	23
Number of new investment commitments in portfolio companies	7	41
Number of investment commitments exited or fully repaid	0	5
Percentage of performing debt bearing a floating rate, at fair value	99.7%	99.7%
Percentage of performing debt bearing a fixed rate, at fair value	0.3%	0.3%
Weighted average yield on debt and income producing investments, at cost(3)	8.7%	8.8%
Weighted average yield on debt and income producing investments, at fair value(3)	8.8%	8.8%
Weighted average yield on total portfolio, at cost(4)	8.7%	8.8%
Weighted average yield on total portfolio, at fair value(4)	8.8%	8.8%
Median 12-month EBITDA	$91.1	$90.4
Weighted average 12-month EBITDA	$157.4	$158.4
Weighted average net leverage through tranche(5)	5.8x	5.8x
Weighted average interest coverage(6)	2.1x	1.9x
Weighted average loan to value(7)	37.9%	38.4%
Percentage of debt investments with one or more financial covenants	37.8%	34.0%
Percentage of our debt investments that are sponsor backed	97.4%	97.1%
Percentage of loans and other debt in support of LBOs and acquisitions	57.6%	63.3%
Percentage of our debt portfolio subject to business cycle volatility	3.5%	3.9%
Average position size of our investment, at fair value (in millions)	$7.6	$7.4

(1)
Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche in which the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
New investments committed
Gross Principal Balance(1)	$94,076	$96,268
Net new investments committed	$94,076	$96,268
Investments, at cost
Investments, beginning of period	$577,207	$278,586
New investments purchased	81,414	72,536
Net accretion of discount on investments	225	134
Payment-in-kind	219	52
Net realized gain (loss) on investments	25	—
Investments sold or repaid	(7,752)	(3,596)
Investments, end of period	$651,338	$347,712
Amount of investments funded, at principal
First lien debt investments	$82,299	$73,301
Other debt investments	—	—
Equity(2)	—	114
Total	$82,299	$73,415
Amount of investments sold/fully repaid, at principal
First lien debt investments	$—	$(1,022)
Total	$—	$(1,022)

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which trends or factors may include the performance of the portfolio company or the likelihood of a potential exit.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2026		December 31, 2025
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$—	—%
Risk rating 2	648,191	100.0	578,470	100.0
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
Total	$648,191	100.0%	$578,470	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$651,338	100.0%	$577,207	100.0%
Non-accrual	—	—	—	—
Total	$651,338	100.0%	$577,207	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$13,533	$8,160
Less: Net expenses	5,505	2,559
Net investment income (loss) before taxes	8,028	5,601
Less: Excise tax expense	—	2
Net investment income (loss) after taxes	8,028	5,599
Net change in unrealized appreciation (depreciation)	(4,417)	(283)
Net realized gain (loss)	25	—
Net increase (decrease) in Members' Capital resulting from operations	3,636	5,316
Preferred unit dividend	(46)	(46)
Net increase (decrease) in Members' Capital resulting from operations attributable to holders of Common Units	$3,590	$5,270

Investment Income

Investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income	$12,970	$7,942
Payment-in-kind income	260	65
Dividend income	9	—
Other income	294	153
Total investment income	$13,533	$8,160

In the table above, total investment income increased from $8,160 for the three months ended March 31, 2025 to $13,533 for the three months ended March 31, 2026. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost is $347,712 and $651,338 as of March 31, 2025 and March 31, 2026, respectively. The weighted average yield at cost decreased to 8.7% as of March 31, 2026 from 9.5% as of March 31, 2025. For March 31, 2026 and March 31, 2025, 1.92% and 0.80%, respectively, of our total investment income was comprised of PIK interest.

Expenses

Expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Expenses:
Interest and other financing expenses	$4,812	$1,880
Management fees	199	157
Organization and offering costs	—	106
Professional fees	356	285
Directors’ fees	52	52
General and other expenses	86	79
Total expenses	$5,505	$2,559
Excise tax expense	$—	$2

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $4,812 and $1,880 for the three months ended March 31, 2026 and for the three months ended March 31, 2025, respectively. For the three months ended March 31, 2026 and for the three months ended March 31, 2025 weighted average borrowings outstanding were $300,900 and $91,700, respectively.

Management Fees

Management fees, were $199 and $157 for the three months ended March 31, 2026 and three months ended March 31, 2025, respectively. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services. General and administrative expenses include insurance, filing, research, subscriptions and other costs.

Organizational and Offering Costs

Organization and offering costs include expenses incurred in our initial formation and our offering of Units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$25	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(4,410)	$(276)
Translation of assets and liabilities in foreign currencies	(7)	(7)
Net realized and unrealized gains (losses)	$(4,392)	$(283)

For the three months ended March 31, 2026, net change in unrealized appreciation (depreciation) on our investments of $ (4,410) was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned from investments and cash equivalents. As of March 31, 2026, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of March 31, 2026, we had approximately $27.3 million of cash, which taken together with our approximately $259.5 million of availability under the UBS Facility (subject to borrowing base availability), (as defined in “Note 6. Debt” in the notes to the accompanying consolidated financial statements), and our approximately $231.1 million of uncalled capital commitments to purchase units, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $201.7 million.

Equity

As of March 31, 2026, we had received net aggregate capital commitments of approximately $595.0 million.

The following table summarizes the total Common Units issued and proceeds received for the three months ended March 31, 2026 respectively:

Unit Issuance Date	Common Units Issued	Amount
For the Three Months Ended March 31, 2026
February 18, 2026	3,654,035	$74,250
Total	3,654,035	$74,250

For the three months ended March 31, 2025, no Common Units were issued.

Tender Offer

On January 2, 2026, we commenced a tender offer (the “Offer”), which ended on January 31, 2026. In connection with the Offer, we repurchased $52,072 aggregate principal amount of Units and canceled undrawn capital commitments totaling $150,950. The following table further summarizes the Unit repurchases completed pursuant to the Offer for the three months ended March 31, 2026:

Repurchase Deadline Request	Outstanding Units the Company Offered to Repurchase	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased(1)	Percentage of Outstanding Units Repurchased(2)
January 31, 2026	2,575,000	$20.28	January 31, 2026	$52,072	2,567,661	16.53%
Total				$52,072	2,567,661

(1) All repurchase requests were satisfied in full.

(2) Percentage is based on total units as of the close of the previous calendar quarter.

No Units were repurchased for the three months ended March 31, 2025.

Distributions

The following table summarizes our distributions declared and payable for the three months ended March 31, 2026 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 26, 2026	March 31, 2026	April 30, 2026	$0.48	$7,900
Total Distributions			$0.48	$7,900

The following table summarizes our distributions declared and payable for the three months ended March 31, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
Total Distributions			$0.44	$5,500

Preferred Units

For the three months ended March 31, 2026 and for the three months ended March 31, 2025 we accrued $46 and $46 of distributions, and paid $- and $- respectively, to holders of the Series A Preferred Units.

Debt

Our outstanding debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Facility	$600,000	$340,500	$259,500	$600,000	$285,500	$314,500

For further details, see Note 6 “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

On April 23, 2026, we delivered a capital drawdown notice to unitholders relating to the sale of approximately 1,492,462 Units for an aggregate offering price of $29.7 million. The sale closed on April 30, 2026.

On May 5, 2026, the Board of Directors authorized us to conduct additional private offerings at such times as may be determined in our discretion.

On May 5, 2026, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per Common Unit, including net investment income (if positive) for the period April 1, 2026 through June 30, 2026, payable on or about July 31, 2026 to common unitholders of record as of June 30, 2026.

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 "Fair Value Measurements" included in the notes to the consolidated financial statements included in Part I, Item 1 of this Report.

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

As of March 31, 2026, approximately 99.7% of our debt investments were at floating rates. Based on our Statements of Financial Condition as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$19,632	$(10,215)	$9,417
Up 200 basis points	$13,088	$(6,810)	$6,278
Up 100 basis points	$6,544	$(3,405)	$3,139
Up 25 basis points	$1,636	$(851)	$785
Down 25 basis points	$(1,636)	$851	$(785)
Down 100 basis points	$(6,544)	$3,405	$(3,139)
Down 200 basis points	$(13,088)	$6,810	$(6,278)
Down 300 basis points	$(18,783)	$10,215	$(8,568)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SL Investment Fund II LLC

Dated: May 14, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)