Form 10-Q/A
period 2026-03-31
SL Investment Fund II LLC
filed 2026-05-29
CIK 2028686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

SL Investment Fund II LLC (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which was filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2026 (the “Form 10-Q”). The Company inadvertently omitted certain information from the certifications of its chief executive officer and its chief financial officer that were included with the Form 10-Q. The Company is filing this Amendment solely to include the revised certifications of the Company’s chief executive officer and chief financial officer.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Form 10-Q. This Amendment should be read in conjunction with the Form 10-Q and with our filings with the SEC subsequent to the Form 10-Q.

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed as part of this Amendment.

Exhibit	Description
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Investment Fund II LLC

Dated: May 29, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 29, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)