Form 10-Q
period 2026-06-30
SL Investment Fund II LLC
filed 2026-08-12
CIK 2028686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of the registrant’s common units, $0.001 par value outstanding at August 12, 2026 was 19,615,220.

SL Investment Fund II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

SL Investment Fund II LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $734,344 and $577,207)	$728,958	$578,470
Cash	20,847	22,834
Deferred financing costs	4,273	4,711
Interest and dividend receivable from non-controlled/non-affiliated investments	3,317	2,953
Receivable for investments sold/repaid	101	1
Other assets	73	5
Total assets	757,569	608,974

Liabilities
Debt	385,500	285,500
Payable for investments purchased	—	14
Payable to affiliates (Note 3)	175	155
Distribution payable	9,900	7,301
Management fees payable	217	187
Interest and financing costs payable	1,859	1,407
Accrued expenses and other liabilities	613	425
Total liabilities	398,264	294,989

Commitments and contingencies (Note 7)

Members' Capital
Series A Preferred Units (515 units issued and outstanding)	—	—
Paid-in capital in excess of par value of Series A Preferred Units	1,545	1,545
Common units, par value $0.001 per unit (18,113,703 and 15,534,867 units issued and outstanding)	18	16
Paid-in capital in excess of par value of Common Units	362,794	310,918
Total distributable earnings (loss)	(5,052)	1,506
Total Members’ Capital	359,305	313,985
Total liabilities and Members’ Capital	$757,569	$608,974
Members’ Capital per common unit	$19.75	$20.11

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,357	$8,934	$28,327	$16,876
Payment-in-kind income	333	75	593	140
Dividend income	22	—	31	—
Other income	552	166	846	319
Total investment income	16,264	9,175	29,797	17,335

Expenses:
Interest and other financing expenses	5,732	2,533	10,544	4,413
Management fees	217	155	416	312
Organization and offering costs	—	76	—	182
Professional fees	271	327	627	612
Directors’ fees	52	52	104	104
General and other expenses	48	66	134	145
Total expenses	6,320	3,209	11,825	5,768
Net investment income (loss) before taxes	9,944	5,966	17,972	11,567
Excise tax expense	—	—	—	2
Net investment income (loss) after taxes	9,944	5,966	17,972	11,565

Net realized and unrealized gain (loss):
Realized gain (loss):
Net realized gain (loss) from non-controlled/non-affiliated investments	—	—	25	—
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(2,239)	536	(6,649)	260
Translation of assets and liabilities in foreign currencies	(6)	20	(13)	13
Net realized and unrealized gain (loss)	(2,245)	556	(6,637)	273
Net increase (decrease) in Members’ Capital resulting from operations	7,699	6,522	11,335	11,838
Preferred Unit dividend	(47)	(46)	(93)	(92)
Net increase (decrease) in Members’ Capital resulting from operations attributable to holders of Common Units	$7,652	$6,476	$11,242	$11,746

Per unit information—basic and diluted
Earnings (loss) per common unit (basic and diluted)	$0.43	$0.51	$0.68	$0.93
Weighted average common units outstanding (basic and diluted):	17,638,083	12,595,000	16,589,024	12,595,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Members’ Capital at the beginning of period	$331,853	$254,770	$313,985	$255,000
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	9,944	5,966	17,972	11,565
Net realized gain (loss)	—	—	25	—
Net change in unrealized appreciation (depreciation)	(2,245)	556	(6,662)	273
Net increase (decrease) in Members’ Capital resulting from operations	7,699	6,522	11,335	11,838

Distributions to unitholders from:
Distributable earnings	(9,947)	(5,966)	(17,893)	(11,512)
Total distributions to unitholders	(9,947)	(5,966)	(17,893)	(11,512)

Capital transactions:
Issuance of Common Units	29,700	—	103,950	—
Repurchase of Common Units	—	—	(52,072)	—
Net increase (decrease) in Members' Capital resulting from capital transactions	29,700	—	51,878	—
Total increase (decrease) in Members' Capital	27,452	556	45,320	326
Members' Capital at end of period	$359,305	$255,326	$359,305	$255,326
Distribution per Common Unit	$0.55	$0.47	$1.03	$0.91

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations	$11,335	$11,838
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	6,649	(260)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	13	(13)
Net realized (gain) loss on investments	(25)	—
Net accretion of discount and amortization of premium on investments	(561)	(274)
Payment-in-kind interest and dividend capitalized	(544)	(125)
Amortization of deferred financing costs	487	268
Amortization of deferred offering costs	—	151
Purchases of investments and change in payable for investments purchased	(172,099)	(132,477)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	15,978	6,660
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(364)	(316)
(Increase) decrease in other assets	(68)	(97)
(Increase) decrease in deferred financing costs	(49)	—
(Decrease) increase in payable to affiliates	20	51
(Decrease) increase in management fee payable	30	(4)
(Decrease) increase in interest and financing costs payable	452	307
(Decrease) increase in accrued expenses and other liabilities	188	128
Net cash provided by (used in) operating activities	(138,558)	(114,163)

Cash flows from financing activities:
Borrowings on debt	150,000	134,000
Repayments on debt	(50,000)	(16,000)
Deferred financing costs paid	—	(273)
Proceeds from issuance of Common Units	103,950	—
Repurchases of Common Units	(52,072)	—
Distributions paid	(15,294)	(10,378)
Net cash provided by (used in) financing activities	136,584	107,349
Net increase (decrease) in cash	(1,974)	(6,814)
Effect of foreign exchange rate changes on cash	(13)	13
Cash, beginning of period	22,834	21,650
Cash, end of period	$20,847	$14,849

Supplemental information and non-cash activities:
Excise tax paid	$—	$2
Interest expense paid	$9,605	$3,838
Distribution payable	$9,900	$5,920
Accrued but unpaid deferred financing costs	$49	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.23%	11/12/2029	3,989	$3,937	$3,929	1.09%
Jonathan Acquisition Company	(5) (6) (13)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	49	43	42	0.01
Two Six Labs, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	13,329	13,248	13,248	3.69
Two Six Labs, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(25)	(26)	(0.01)
								17,203	17,193	4.79
Automobiles
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	13,235	13,133	13,235	3.68
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(13)	—	—
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	5,290	5,258	5,197	1.45
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	4,545	4,515	4,466	1.24
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	—	(10)	(29)	(0.01)
								22,883	22,869	6.36
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	4,047	4,028	3,979	1.11
Computer Services, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	—	(4)	(31)	(0.01)
								4,024	3,948	1.10
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	6,682	6,625	6,531	1.82
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	—	(11)	(63)	(0.02)
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	141	134	122	0.03
								6,748	6,590	1.83
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	8,069	8,067	8,069	2.25
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	—	—	—	—
								8,067	8,069	2.25
Capital Markets
TS Imagine, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	9.91%	06/12/2031	6,508	6,412	6,412	1.78
TS Imagine, Inc.	(5) (7) (13)	First Lien Debt	S +	6.25%	9.91%	06/12/2031	—	(6)	(6)	—
TS Imagine, Inc.	(5) (7) (13)	First Lien Debt	S +	6.25%	9.91%	06/12/2031	81	71	71	0.02
								6,477	6,477	1.80
Commercial Services & Supplies
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	7,645	7,534	7,534	2.10
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	275	260	260	0.07
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	3,476	3,450	3,476	0.97
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	387	381	387	0.11
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	—	(4)	—	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	2,904	2,893	2,904	0.81
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	982	977	982	0.27
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	—	(2)	—	—
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	7,203	7,151	7,203	2.00
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	647	642	647	0.18
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.66%	06/28/2030	—	(6)	—	—
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	5,433	5,385	5,419	1.51
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	504	494	500	0.14
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	—	(7)	(2)	—
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	10,014	9,932	9,739	2.71
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	793	778	708	0.20
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.51%	08/20/2030	—	(9)	(37)	(0.01)
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	5,788	5,750	5,781	1.61
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	5,969	5,935	5,962	1.66
								51,534	51,463	14.32
Construction & Engineering
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	1,798	1,798	1,784	0.50
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	3,204	3,181	3,173	0.88
LJ Avalon Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.43%	02/01/2029	76	73	71	0.02
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	9,873	9,835	9,799	2.73
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	3,236	3,213	3,212	0.89
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	—	(5)	(11)	—
								18,095	18,028	5.02
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	5,930	5,873	5,300	1.48
Any Hour, LLC	(5) (8)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	168	167	150	0.04
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	801	793	708	0.20
Any Hour, LLC	(5) (8)	Other Debt		13.00% PIK	13.00%	05/23/2031	1,934	1,913	1,593	0.44
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.73%	10/24/2030	11,858	11,768	11,858	3.30
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.73%	10/24/2030	4,602	4,565	4,602	1.28
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	8.73%	10/24/2029	411	405	411	0.11
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	7,054	6,994	6,913	1.92
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	—	(9)	(44)	(0.01)
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	103	97	88	0.02
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	2,169	2,152	2,134	0.59
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	—	(1)	(6)	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	—	(1)	(3)	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2031	7,617	7,562	7,158	1.99
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2030	409	403	353	0.10
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	4,451	4,431	4,451	1.24
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	1,202	1,191	1,184	0.33
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(8)	(26)	(0.01)
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(5)	(8)	—
LHS Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	5,710	5,634	5,567	1.55
LHS Borrower, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	114	109	103	0.03
								54,033	52,486	14.61
Diversified Telecommunication Services
Orbcomm, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	12,174	12,055	12,055	3.36
Orbcomm, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	365	355	355	0.10
Orbcomm, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	—	(20)	(20)	(0.01)
								12,390	12,390	3.45
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	5,027	5,005	5,027	1.40
Accel International Holdings, Inc.	(5) (8) (13)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	173	170	173	0.05
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	4,617	4,561	4,259	1.19
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	—	(11)	(145)	(0.04)
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	516	505	443	0.12
								10,230	9,757	2.72
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	5,721	5,670	5,635	1.57
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	1,122	1,105	1,083	0.30
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	—	(11)	(19)	(0.01)
Pamlico Avant Holdings, LP	(5) (7) (9)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	8,567	8,486	8,438	2.35
Pamlico Avant Holdings, LP	(5) (7) (13)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	—	(11)	(17)	—
								15,239	15,120	4.21
Financial Services
365 Retail Market, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	12,487	12,364	12,364	3.44
365 Retail Market, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	—	(4)	(4)	—
365 Retail Market, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	181	166	166	0.05
BCTO Bluebill Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	7,778	7,708	7,661	2.13
BCTO Bluebill Midco, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(8)	(15)	—
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	1,800	1,800	1,791	0.50
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	—	(4)	(9)	—
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	77	76	76	0.02

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	3,653	3,653	3,622	1.01
GC Waves Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	3,506	3,477	3,425	0.95
GTCR ABC Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	4,492	4,448	4,449	1.24
GTCR ABC Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(9)	(9)	—
GTCR ABC Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(9)	(9)	—
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	1,401	1,391	1,377	0.38
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	1,299	1,281	1,266	0.35
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	—	(4)	(9)	—
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	3,701	3,661	3,655	1.02
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	—	(3)	(4)	—
Trintech, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	6,581	6,518	6,433	1.79
Trintech, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(5)	(25)	(0.01)
Trintech, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(8)	(18)	(0.01)
								46,489	46,183	12.85
Ground Transportation
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	5,682	5,655	5,625	1.57
eShipping, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(5)	(22)	(0.01)
eShipping, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(5)	(11)	—
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	5,519	5,494	5,486	1.53
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	5,561	5,512	5,460	1.52
								16,651	16,538	4.60
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	11,071	10,963	10,963	3.05
CSHC Buyerco, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	960	943	943	0.26
CSHC Buyerco, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	—	(20)	(20)	(0.01)
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	1,065	1,060	1,059	0.29
PerkinElmer U.S., LLC	(5) (6) (13)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	—	(4)	(10)	—
								12,942	12,935	3.60
Health Care Providers & Services
Blue River PetCare, LLC	(5) (9)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	1,210	1,210	1,201	0.33
Blue River PetCare, LLC	(5) (13)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(7)	(23)	(0.01)
Blue River PetCare, LLC	(5) (13)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(3)	(4)	—
Imagine 360, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	40	40	40	0.01
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	—	—	—
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	—	—	—
Merative, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	18,437	18,352	18,437	5.13
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(5)	—	—
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(8)	—	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.73%	06/03/2030	14,619	14,481	14,473	4.03

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Pareto Health Intermediate Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	8.73%	06/01/2029	—	(11)	(13)	—
TA Polaris Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	12,973	12,912	12,856	3.58
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	1,676	1,659	1,627	0.45
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	—	(8)	(15)	—
								48,612	48,579	13.52
Industrial Conglomerates
Goose Borrower, LP	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	10,823	10,718	10,714	2.98
Goose Borrower, LP	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	—	(18)	(19)	(0.01)
Raptor Merger Sub Debt, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	160	134	134	0.04
								10,834	10,829	3.01
Insurance Services
Fetch, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	16,320	16,161	16,157	4.50
Fetch, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(23)	(24)	(0.01)
Fetch, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(28)	(29)	(0.01)
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	4,403	4,378	4,341	1.21
High Street Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	225	221	213	0.06
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	983	965	959	0.27
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	—	(2)	(2)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	17,514	17,514	17,514	4.87
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	4,442	4,427	4,335	1.21
								43,613	43,464	12.10
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	8,392	8,321	8,225	2.29
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	8	3	(14)	—
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	8.90%	12/30/2030	—	(8)	(20)	(0.01)
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	8,088	8,011	7,928	2.21
Cyber US Bidco, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(7)	(32)	(0.01)
Cyber US Bidco, LLC	(5) (7) (10) (13)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(7)	(14)	—
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	1,091	1,081	1,087	0.30
GI DI Cornfield Acquisition, LLC	(5) (13)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	—	(10)	(9)	—
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	10,121	10,000	10,121	2.82
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	493	469	493	0.14
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.23%	03/31/2031	—	(13)	—	—
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	11,100	11,008	10,545	2.93
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	2,548	2,527	2,421	0.67
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	553	541	481	0.13
UpStack, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	4,875	4,837	4,790	1.33
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	686	677	653	0.18

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	281	276	268	0.07
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	18,168	18,042	18,168	5.06
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(10)	—	—
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	236	222	236	0.07
								65,960	65,327	18.18
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	7,481	7,427	7,399	2.06
Model N, Inc.	(5) (7)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	775	769	766	0.21
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	—	(6)	(9)	—
								8,190	8,156	2.27
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	8,308	8,250	8,187	2.28
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	2,225	2,206	2,171	0.60
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	P +	3.50%	10.25%	07/24/2031	30	25	19	0.01
								10,481	10,377	2.89
Pharmaceuticals
Specialty Pharma III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	7,412	7,377	7,338	2.04
Specialty Pharma III, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	120	115	110	0.03
								7,492	7,448	2.07
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	11,845	11,783	11,756	3.27
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	2,041	2,020	1,999	0.56
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	—	(8)	(11)	—
Aprio Advisory Group, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	08/01/2031	490	455	449	0.12
Aprio Advisory Group, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	08/01/2031	—	(6)	(4)	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	3,217	3,192	3,177	0.88
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	5,912	5,864	5,836	1.62
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	—	(8)	(14)	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	2,839	2,816	2,818	0.78
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	513	506	502	0.14
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	108	103	103	0.03
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	9,176	9,141	9,130	2.54
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	—	(5)	(13)	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	3,540	3,518	3,540	0.99
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	—	(2)	—	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	1,744	1,730	1,731	0.48
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	1,173	1,160	1,160	0.32
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	99	95	95	0.03
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	6,154	6,126	6,092	1.70
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	380	374	357	0.10

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	—	(7)	(15)	—
								48,847	48,688	13.55
Real Estate Management & Development
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	6,820	6,792	6,820	1.90
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(4)	—	—
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(5)	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	16,460	16,477	16,423	4.57
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	2,644	2,636	2,637	0.73
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	166	163	164	0.05
								26,059	26,044	7.25
Software
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	12,000	11,911	11,623	3.23
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	5,714	5,668	5,535	1.54
AuditBoard, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	—	(16)	(72)	(0.02)
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	6,011	5,963	5,936	1.65
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	8,386	8,281	8,188	2.28
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	120	115	112	0.03
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	2,781	2,799	2,781	0.77
Coupa Holdings, LLC	(5) (7)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	253	253	253	0.07
Coupa Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.91%	02/27/2029	129	131	129	0.04
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	12,093	12,120	11,869	3.30
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	594	597	566	0.16
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	14,737	14,705	14,737	4.10
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(3)	—	—
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(6)	—	—
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	7,297	7,270	7,297	2.03
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	715	710	715	0.20
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	—	(3)	—	—
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	44	44	44	0.01
Jawbreaker Parent, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	13,879	13,747	13,671	3.80
Jawbreaker Parent, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(8)	(27)	(0.01)
Jawbreaker Parent, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(17)	(27)	(0.01)
Montana Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.39%	07/22/2029	8,789	8,789	8,789	2.45
Montana Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.39%	07/22/2028	—	—	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	14,047	13,900	13,801	3.84
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	—	(18)	(30)	(0.01)
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	14,880	14,774	14,880	4.14
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(17)	—	—
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(12)	—	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Rivet Bidco Limited	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	3,955	3,917	3,917	1.09
Rivet Bidco Limited	(5) (8) (13) (10)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(15)	(15)	—
Rivet Bidco Limited	(5) (8) (13) (10)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	364	356	356	0.10
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	5,396	5,351	5,261	1.46
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(5)	(34)	(0.01)
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(5)	(17)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	9,699	9,602	9,419	2.62
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	439	424	393	0.11
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	7,412	7,344	7,264	2.02
Vanco Payment Solutions, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	—	(3)	(7)	—
								148,643	147,307	41.00
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	11,253	11,154	11,170	3.11
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	—	(5)	(5)	—
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	217	212	217	0.06
								$11,361	$11,382	3.17%
Total Debt Investments - non-controlled/non-affiliated								$733,097	$727,647	202.52%

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Members' Capital
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity		01/17/2025	120,000	$114	$172	0.05%
Diversified Consumer Services
Leaf Home, LLC	(5) (11)	Preferred Equity	14.00% PIK	09/05/2025	250	271	331	0.09
Leaf Home, LLC	(5) (11) (12)	Warrants		09/05/2025	1	—	—	—
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity		10/15/2024	1,000	100	46	0.01
Financial Services
GTCR ABC Holdings, LLC	(5) (11) (12)	Common Equity		04/14/2026	749,251	—	—	—
GTCR ABC Holdings, LLC	(5) (11)	Preferred Equity	8.00% PIK	04/14/2026	749	762	762	0.21
Total Equity Investments - non-controlled/non-affiliated						$1,247	$1,311	0.36%
Total Portfolio Investments						$734,344	$728,958	202.88%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

company. As of June 30, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company was not an “affiliated person” of any of its portfolio companies.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR (“E”) or SOFR (“S”) or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were the C at 2.34%, 1-month E at 2.20%,1-month S at 3.65%, 3-month S at 3.73%, 6- month S at 3.85% SA at 3.73%, and the P at 6.75%.
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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 5.21% of total assets as calculated in accordance with regulatory requirements.
(11)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of June 30, 2026, the aggregate fair value of these securities was $1,311 or 0.36% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Non-income producing security.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2026:

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$905	$(4)
365 Retail Market, LLC	Revolver	05/06/2033	1,327	(13)
AWP Group Holdings, Inc.	Revolver	12/22/2032	769	(11)
Accel International Holdings, Inc.	Revolver	04/26/2032	692	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	3,412	(26)
Accordion Partners, LLC	Revolver	11/17/2031	1,390	(11)
Any Hour, LLC	Revolver	05/23/2030	77	(8)
Apex Service Partners, LLC	Revolver	10/24/2029	485	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,112	(22)
Apollo Acquisition, Inc.	Revolver	12/30/2030	1,014	(20)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	6,793	(38)
Aprio Advisory Group, LLC	Revolver	08/01/2031	633	(4)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	161	(2)
Ascend Partner Services, LLC	Revolver	08/11/2031	1,122	(14)
AuditBoard, Inc.	Revolver	07/14/2031	2,286	(72)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	972	(15)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	7,443	(93)
Banyan Software Holdings, LLC	Revolver	01/02/2031	532	(7)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	3,118	(23)
Blue River PetCare, LLC	Revolver	08/01/2029	567	(4)
CCI Buyer, Inc.	Revolver	05/13/2032	662	(5)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	495	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	1,402	(10)
CSHC Buyerco, LLC	Revolver	04/29/2033	2,067	(20)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	940	(7)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	558	(4)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	1,772	(9)
Cerity Partners, LLC	Revolver	07/28/2031	83	—
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	2,667	(13)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,862	(31)
Coupa Holdings, LLC	Revolver	02/27/2029	65	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	1,594	(32)
Cyber US Bidco, LLC	Revolver	12/30/2032	700	(14)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(44)
DA Blocker Corp.	Revolver	02/10/2032	632	(13)
Diligent Corporation	Revolver	08/02/2030	909	(17)
Drivecentric Holdings, LLC	Revolver	08/15/2031	1,765	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	368	(6)
Eclipse Buyer, Inc.	Revolver	09/08/2031	187	(3)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	2,632	—
Emburse, Inc.	Revolver	05/28/2032	2,632	—
Essential Services Holding Corporation	Revolver	06/17/2030	521	(31)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	1,125	—
Everbridge Holdings, LLC	Revolver	07/02/2031	740	—
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	4,800	(24)
Fetch, Inc.	Revolver	03/31/2033	2,880	(29)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	677	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	500	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	6,269	(53)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	02/14/2028	2,278	(9)
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	1,872	(9)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	936	(9)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(27)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	530	(8)
Goose Borrower, LP	Revolver	03/02/2033	1,920	(19)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	7	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	872	—
High Street Buyer, Inc.	Delayed Draw Term Loan	07/19/2027	1,274	(10)
IG Investment Holdings, LLC	Revolver	09/22/2028	404	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	6	—
Imagine 360, LLC	Revolver	10/02/2028	4	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,914	—
Inhabitiq, Inc.	Revolver	01/12/2032	1,196	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	2,296	(17)
Inszone Mid, LLC	Revolver	11/30/2029	219	(2)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	174	—
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	1,810	(27)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	1,810	(27)
Jonathan Acquisition Company	Revolver	05/11/2029	442	(7)
LHS Borrower, LLC	Revolver	09/04/2031	326	(8)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	720	(6)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	557	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	275	(5)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	1,000	(5)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	507	(9)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	630	(1)
MRI Software, LLC	Revolver	02/10/2028	497	(1)
Merative, LP	Delayed Draw Term Loan	09/30/2027	2,118	—
Merative, LP	Revolver	09/30/2032	1,853	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	782	—
Model N, Inc.	Revolver	06/27/2031	828	(9)
Montana Buyer, Inc.	Revolver	07/22/2028	1,028	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	1,435	(22)
NDT Global Holding, Inc.	Revolver	06/04/2032	1,281	(19)
Nasuni Corporation	Revolver	09/10/2030	1,724	(30)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	4,375	—
Onit, Inc.	Revolver	01/27/2032	1,458	—
Orbcomm, Inc.	Delayed Draw Term Loan	04/27/2028	1,374	(8)
Orbcomm, Inc.	Revolver	04/27/2032	2,087	(20)
PMA Parent Holdings, LLC	Revolver	01/31/2031	299	(4)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,162	(17)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	1,242	(12)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,935	(10)
Project Potter Buyer, LLC	Revolver	04/23/2027	492	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,179	(3)
Railpros Parent, LLC	Revolver	05/24/2032	842	(2)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	5,464	(26)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	3,050	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,181	—
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	3,122	(15)
Rivet Bidco Limited	Revolver	04/08/2032	468	(4)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,357	(34)
Runway Bidco, LLC	Revolver	12/17/2031	679	(17)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	11,420	(68)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,168	(34)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	1,875	(145)
Spark Buyer, LLC	Revolver	10/15/2031	422	(33)
Specialty Pharma III, Inc.	Revolver	12/23/2032	837	(8)
Superman Holdings, LLC	Revolver	08/29/2031	1,451	(11)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	3,730	(34)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	1,622	(15)
TS Imagine, Inc.	Delayed Draw Term Loan	06/14/2027	813	(6)
TS Imagine, Inc.	Revolver	06/12/2031	597	(9)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	877	(44)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,468	(40)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	824	(23)
Transit Technologies, LLC	Revolver	08/20/2030	1,364	(37)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	1,097	(25)
Trintech, Inc.	Revolver	01/28/2033	822	(18)
Two Six Labs, LLC	Revolver	08/20/2030	2,637	(26)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	592	(4)
UHY Advisors, Inc.	Revolver	11/21/2031	369	(3)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,189	(21)
UpStack, Inc.	Revolver	08/25/2031	469	(8)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,812	(63)
Vamos Bidco, Inc.	Revolver	01/30/2032	703	(16)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	350	(7)
Vehlo Purchaser, LLC	Revolver	05/24/2028	1,684	(29)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	38	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,479	(22)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	724	(11)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,943	—
Victors Purchaser, LLC	Revolver	12/23/2032	2,182	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,928	(19)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,538	(15)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	2,149	(21)
eShipping, LLC	Revolver	12/23/2032	1,075	(11)
Total First Lien Debt Unfunded Commitments			$203,413	$(2,041)
Total Unfunded Commitments			$203,413	$(2,041)

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

June 30, 2026

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

The Company was formed as a Delaware limited liability company on May 9, 2024 and commenced investment operations in June 2024. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”).

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

On September 20, 2024, the Company sold 515 units of its 12.0% Series A Cumulative Preferred Units (“Preferred Units”) for $3,000 per unit to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. The Preferred Units carry a fixed dividend rate of 12% per annum, payable semi-annually. On May 5, 2026 the Board of Directors authorized the Company to conduct additional private offerings at such times as may be determined in the Company’s discretion.

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2026, the Company’s wholly owned subsidiaries include: SLIF II Financing SPV LLC (“Financing SPV”), SLIF II CA SPV LLC (“CA SPV”), SLIF II Equity Holdings LLC (“Equity Holdings”), and SLIF II SPV LLC (“SLIF SPV”, and collectively with CA SPV, Financing SPV, and Equity Holdings LLC the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

As of June 30, 2026 and December 31, 2025, the Company had no investments on non-accrual status.

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

Deferred Financing Costs

The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of the revolving debt facility as deferred financing costs. These costs are deferred and amortized over the life of the related revolving credit facility using the straight-line method. Deferred financing costs related to the revolving credit facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition. The amortization of such deferred financing costs are presented on the Company’s Consolidated Statements of Operations as interest and other financing expenses.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2026, the Company accrued $— and $—, respectively, of federal excise taxes. For the three and six months ended June 30, 2025, the Company accrued $— and $2, respectively, of federal excise taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in members' capital resulting from operations to assess the performance and to make operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

(3) RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On September 12, 2024, the Company entered into the Investment Advisory Agreement with the Adviser. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2026.

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

For the three and six months ended June 30, 2026, $217 and $416, respectively, of Base Management Fees were accrued to the Investment Adviser. For the three and six months ended June 30, 2025, $155 and $312, respectively, of Base Management Fees were accrued to the

Investment Adviser. As of June 30, 2026 and December 31, 2025, $217 and $187, respectively, were payable to the Investment Adviser relating to Base Management Fees.

Administration Agreement

The Administrator is the administrator of the Company pursuant to an administration agreement dated September 12, 2024 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which was most recently re-approved in August 2026.

For the three and six months ended June 30, 2026, $— and $—, respectively, of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations. For the three and six months ended June 30, 2025, $— and $—, respectively, of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations. As of June 30, 2026 and December 31, 2025, $— and $—, respectively, were payable to affiliates.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$731,184	$726,054	99.6%	$574,949	$576,244	99.6%
Other Debt Investments	1,913	1,593	0.2	1,791	1,722	0.3
Equity	1,247	1,311	0.2	467	504	0.1
Total	$734,344	$728,958	100.0%	$577,207	$578,470	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	2.4%	0.7%
Automobiles	3.1	4.0
Banks	0.5	0.7
Beverages	0.9	1.1
Building Products	1.1	1.4
Capital Markets	0.9	—
Commercial Services & Supplies	7.1	7.1
Construction & Engineering	2.5	2.8
Diversified Consumer Services	7.2	9.2
Diversified Telecommunication Services	1.7	—
Electrical Equipment	1.3	1.6
Electronic Equipment, Instruments & Components	2.1	3.4
Financial Services	6.4	3.6
Ground Transportation	2.3	2.6
Health Care Equipment & Supplies	1.8	0.2
Health Care Providers & Services	6.6	5.4
Industrial Conglomerates	1.5	—
Insurance Services	6.0	4.6
IT Services	9.0	11.9
Life Sciences Tools & Services	1.1	1.3
Multi-Utilities	1.4	1.7
Pharmaceuticals	1.0	1.3
Professional Services	6.7	7.9
Real Estate Management & Development	3.6	4.4
Software	20.2	21.1
Wireless Telecommunication Services	1.6	2.0
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value were as follows:

	June 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
United States	$719,080	$713,754	97.9%	198.6%	$568,282	$569,499	98.4%	181.4%
Canada	11,006	10,946	1.5	3.0	8,925	8,971	1.6	2.9
United Kingdom	4,258	4,258	0.6	1.2	-	-	-	-
Total	$734,344	$728,958	100.0%	202.8%	$577,207	$578,470	100.0%	184.3%

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$726,054	$726,054	$—	$—	$576,244	$576,244
Other Debt Investments	—	—	1,593	1,593	—	—	1,722	1,722
Equity	—	—	1,311	1,311	—	—	504	504
Total	$—	$—	$728,958	$728,958	$—	$—	$578,470	$578,470

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2026:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$645,995	$1,667	$529	$648,191
Purchases of investments(1)	89,921	—	749	90,670
Proceeds from principal repayments and sales of investments(2)	(8,326)	—	—	(8,326)
Accretion of discount/amortization of premium	335	—	—	335
Payment-in-kind	232	62	31	325
Net change in unrealized appreciation (depreciation)	(2,103)	(136)	2	(2,237)
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$726,054	$1,593	$1,311	$728,958

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(2,119)	$(136)	$2	$(2,253)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2026:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$576,244	$1,722	$504	$578,470
Purchases of investments(1)	171,335	—	749	172,084
Proceeds from principal repayments and sales of investments(2)	(16,078)	—	—	(16,078)
Accretion of discount/amortization of premium	559	1	—	560
Payment-in-kind	392	121	31	544
Net change in unrealized appreciation (depreciation)	(6,423)	(251)	27	(6,647)
Net realized gains (losses)	25	—	—	25
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$726,054	$1,593	$1,311	$728,958

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(6,387)	$(251)	$27	$(6,611)

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
				Range (2)
Asset Category	Fair Value	Valuation Technique (1)	Unobservable Input	Low	High	Weighted Average (3)
Investments in first lien debt	$726,054	Yield Analysis	Discount Rate	7.40%	13.52%	9.25%
Other debt	1,593	Yield Analysis	Discount Rate			18.45%
Common equity	218	Market Approach	EBITDA Multiple	13.50x	17.25x	16.46x
Preferred equity	1,093	Market Approach	EBITDA Multiple	10.00x	13.67x	12.56x
Total investments	$728,958

(1)
During the six months ended June 30, 2026, no positions transitioned techniques or valuation approaches.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		June 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
UBS Facility	3	$385,500	$385,500	$285,500	$285,500

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Facility	$600,000	$385,500	$214,500	$600,000	$285,500	$314,500

The summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted average interest rate (1)	5.54%	6.47%	5.56%	6.48%
Weighted average effective interest rate (2)	5.81%	6.87%	5.85%	6.95%
Weighted average debt outstanding	$370,819	$133,753	$336,052	$112,843

(1)
Excludes facility unused commitment fees and amortization of deferred financing costs
(2)
Excludes unused commitment fees

UBS Facility

On October 10, 2024, Financing SPV entered into a Loan and Servicing Agreement, (as amended, restated or otherwise modified from time to time, the “UBS Facility”) with Financing SPV, as borrower, UBS AG London Branch, as administrative agent, the Company, as equity holder and as servicer, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent and collateral custodian. The maximum commitment amount under the UBS Facility was $600,000 as of June 30, 2026. Proceeds of the borrowings under the UBS Facility may be used, among other things, to fund portfolio investments and to make advances under delayed draw term loans and revolving loans where Financing SPV is a lender. As of June 30, 2026, the availability period of the UBS Facility reinvestment period ends on October 28, 2028 and the UBS Facility matures on October 28, 2030.

Financing SPV may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2026, borrowings under the UBS Facility bear interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is one-month term SOFR), plus an applicable margin of 1.90%. Financing SPV pays a commitment fee ranging from 0.50% to 1.50% per annum, depending on the percentage of unused commitments under the UBS Facility, and certain other fees as agreed between Financing SPV and UBS.

The UBS Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as customary events of default.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the UBS Facility.

The summary information of the UBS Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$5,197	$2,188	$9,394	$3,675
Facility unused commitment fees	289	210	663	470
Amortization of deferred financing costs	246	135	487	268
Total	$5,732	$2,533	$10,544	$4,413

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had $203,413 and $191,425 respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

As of June 30, 2026 and December 31, 2025, the Company had $594,950 and $745,900, respectively, in total net capital commitments from common unitholders, of which $231,053 and $434,600, respectively, was unfunded.

(8) MEMBERS’ CAPITAL

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2026	December 31, 2025
Net distributable earnings (loss), beginning of period	$1,506	$1,694
Net investment income (loss) after taxes	17,972	25,476
Net realized gain (loss)	25	9
Net unrealized appreciation (depreciation)	(6,662)	(524)
Distributions declared	(17,893)	(25,376)
Tax reclassifications to equity of holders of Common Units	—	227
Net distributable earnings (loss), end of period	$(5,052)	$1,506

The following table summarizes the total Common Units issued and proceeds received for the six months ended June 30, 2026:

Unit Issuance Date	Common Units Issued	Amount
For the Six Months Ended June 30, 2026
February 18, 2026	3,654,035	$74,250
April 30, 2026	1,492,462	29,700
Total	5,146,497	$103,950

For the six months ended June 30, 2025, the Company did not issue Common Units.

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2026 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 26, 2026	March 31, 2026	April 30, 2026	$0.48	$7,900
May 5, 2026	June 30, 2026	July 31, 2026	0.55	9,900
Total Distributions			$1.03	$17,800

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
May 8, 2025	June 30, 2025	July 29, 2025	0.47	5,920
Total Distributions			$0.91	$11,420

Preferred Units

For the three and six months ended June 30, 2026, the Company has accrued and paid $47 and $93, respectively, of distributions to holders of the Series A Preferred Units. For the three and six months ended June 30, 2025 the Company accrued and paid $46 and $92, respectively, of distributions to holders of the Series A Preferred Units.

Tender Offer

On January 2, 2026, the Company commenced a tender offer (the “Offer”), which ended on January 31, 2026. In connection with the Offer, the Company repurchased $52,072 aggregate principal amount of Units and canceled undrawn capital commitments totaling $150,950. The following table further summarizes the Unit repurchases completed pursuant to the Offer for the six months ended June 30, 2026:

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

No Units were repurchased for the six months ended June 30, 2025.

(9) EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Common Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator - net increase/(decrease) in net assets resulting from operations attributable to holders of Common Units	$7,652	$6,476	$11,242	$11,746
Denominator - weighted average Common Units outstanding	17,638,083	12,595,000	16,589,024	12,595,000
Basic and diluted earnings (loss) per Common Unit	$0.43	$0.51	$0.68	$0.93

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for common unitholders (dollar amounts in thousands, except per unit amounts):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Unit Data:(1)
Members’ Capital, beginning of period	$20.11	$20.12
Net investment income (loss)	1.08	0.92
Net unrealized and realized gain (loss)(2)	(0.43)	0.02
Net increase (decrease) in Members’ Capital resulting from operations	0.65	0.94
Dividend declared	(1.03)	(0.91)
Issuance of Units	0.02	—
Total increase (decrease) in Members’ Capital	(0.36)	0.03
Members’ Capital, end of period	$19.75	$20.15
Common Units outstanding, end of period	18,113,703	12,595,000
Weighted average Common Units outstanding	16,589,024	12,595,000
Total return based on members’ capital (3)	3.29%	4.66%
Ratio/Supplemental Data:
Members' Capital attributable to the holders of Common Units, end of period	$357,760	$253,781
Ratio of total expenses to average members capital attributable to the holders of Common Units(4)	7.13%	4.47%
Ratio of net investment income to average members capital attributable to the holders of Common Units(4)	10.84%	9.17%
Ratio of total contributed capital to total committed capital, end of period(5)	61.16%	33.77%
Asset coverage ratio(6)	193.00%	256.00%
Portfolio turnover rate	2.45%	1.93%

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

On July 21, 2026, the Company delivered a capital drawdown notice to its unitholders relating to the sale of approximately 1,501,517 Units for an aggregate offering price of $29,700. The sale closed on July 28, 2026.

On August 4, 2026, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per Common Unit, including net investment income (if positive) for the period July 1, 2026 through September 30, 2026, payable on or about October 30, 2026 to common unitholders of record as of September 30, 2026.

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
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding international armed conflicts and war and the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies, including potential shortages of oil and other energy sources;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$731,184	$726,054	99.6%	$574,949	$576,244	99.6%
Other Debt Investments	1,913	1,593	0.2	1,791	1,722	0.3
Equity	1,247	1,311	0.2	467	504	0.1
Total	$734,344	$728,958	100.0%	$577,207	$578,470	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1) (2) unless otherwise noted:

	As of
	June 30, 2026	December 31, 2025
Number of portfolio companies	92	78
Number of portfolio industries	26	23
Number of new investment commitments in portfolio companies	16	41
Number of investment commitments exited or fully repaid	2	5
Percentage of performing debt bearing a floating rate, at fair value	99.8%	99.7%
Percentage of performing debt bearing a fixed rate, at fair value	0.2%	0.3%
Weighted average yield on debt and income producing investments, at cost(3)	8.9%	8.8%
Weighted average yield on debt and income producing investments, at fair value(3)	8.9%	8.8%
Weighted average yield on total portfolio, at cost(4)	8.8%	8.8%
Weighted average yield on total portfolio, at fair value(4)	8.9%	8.8%
Median 12-month EBITDA	$90.7	$90.4
Weighted average 12-month EBITDA	$150.9	$158.4
Weighted average net leverage through tranche(5)	5.7x	5.8x
Weighted average interest coverage(6)	2.0x	1.9x
Weighted average loan to value(7)	37.6%	38.4%
Percentage of debt investments with one or more financial covenants	38.7%	34.0%
Percentage of our debt investments that are sponsor backed	97.6%	97.1%
Percentage of loans and other debt in support of LBOs and acquisitions	55.1%	63.3%
Percentage of our debt portfolio subject to business cycle volatility	6.4%	3.9%
Average position size of our investment, at fair value (in millions)	$7.9	$7.4

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
New investments committed
Gross Principal Balance(1)	$101,652	$78,732
Net new investments committed	$101,652	$78,732
Investments, at cost
Investments, beginning of period	$651,338	$347,712
New investments purchased	90,670	59,941
Net accretion of discount on investments	336	140
Payment-in-kind	326	73
Net realized gain (loss) on investments	—	—
Investments sold or repaid	(8,326)	(3,032)
Investments, end of period	$734,344	$404,834
Amount of investments funded, at principal
First lien debt investments	$90,921	$60,467
Other debt investments	—	—
Equity(2)	749	—
Total	$91,670	$60,467
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(3,211)	$—
Total	$(3,211)	$—

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2026		December 31, 2025
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$—	—%	$—	—%
Risk rating 2	727,025	99.7	578,470	100.0
Risk rating 3	1,933	0.3	—	—
Risk rating 4	—	—	—	—
Total	$728,958	100.0%	$578,470	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$734,344	100.0%	$577,207	100.0%
Non-accrual	—	—	—	—
Total	$734,344	100.0%	$577,207	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$16,264	$9,175	$29,797	$17,335
Less: Net expenses	6,320	3,209	11,825	5,768
Net investment income (loss) before taxes	9,944	5,966	17,972	11,567
Less: Excise tax expense	—	—	—	2
Net investment income (loss) after taxes	9,944	5,966	17,972	11,565
Net change in unrealized appreciation (depreciation)	(2,245)	556	(6,662)	273
Net realized gain (loss)	—	—	25	—
Net increase (decrease) in Members' Capital resulting from operations	7,699	6,522	11,335	11,838
Preferred unit dividend	(47)	(46)	(93)	(92)
Net increase (decrease) in Members' Capital resulting from operations attributable to holders of Common Units	$7,652	$6,476	$11,242	$11,746

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income	$15,357	$8,934	$28,327	$16,876
Payment-in-kind income	333	75	593	140
Dividend income	22	—	31	—
Other income	552	166	846	319
Total investment income	$16,264	$9,175	$29,797	$17,335

In the table above, total investment income increased to 16,264 and 29,797 for the three and six months ended June 30, 2026, respectively, from $9,175 and 17,335 for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost is $734,344 and $404,834 as of June 30, 2026 and June 30, 2025, respectively. The weighted average yield at cost decreased to 8.9% as of June 30, 2026 from 9.5% as of June 30, 2025. For June 30, 2026 and June 30, 2025, 2.0% and 0.8%, respectively, of our total investment income was comprised of PIK interest.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses:
Interest and other financing expenses	$5,732	$2,533	$10,544	$4,413
Management fees	217	155	416	312
Organization and offering costs	—	76	—	182
Professional fees	271	327	627	612
Directors’ fees	52	52	104	104
General and other expenses	48	66	134	145
Total expenses	$6,320	$3,209	$11,825	$5,768
Excise tax expense	$—	$—	$—	$2

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased to $5,732 and $10,544 for the three and six months ended June 30, 2026, respectively, from $2,533 and $4,413 for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by our increased borrowings. Our weighted debt outstanding increased from $112,843 as of June 30, 2025 to $336,052 as of June 30, 2026.

Management Fees

Management fees, were $217 and $416 for the three and six months ended June 30, 2026 and $155 and $312 for the three and six months ended June 30, 2025, respectively. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services. General and administrative expenses include insurance, filing, research, subscriptions and other costs.

Organizational and Offering Costs

Organization and offering costs include expenses incurred in our initial formation and our offering of Units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—	$25	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,239)	536	(6,649)	260
Translation of assets and liabilities in foreign currencies	(6)	20	(13)	13
Net realized and unrealized gains (losses)	$(2,245)	$556	$(6,637)	$273

For the three and six months ended June 30, 2026, net change in unrealized appreciation (depreciation) on our investments of $(2,239) and $(6,649) were primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned from investments and cash equivalents. As of June 30, 2026, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of June 30, 2026, we had approximately $20.8 million of cash, which taken together with our approximately $214.5 million of availability under the UBS Facility (subject to borrowing base availability), (as defined in “Note 6. Debt” in the notes to the accompanying consolidated financial statements), and our approximately $231.1 million of uncalled capital commitments to purchase units, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $203.4 million.

Equity

As of June 30, 2026, we had received net aggregate capital commitments of approximately $595.0 million.

The following table summarizes the total Common Units issued and proceeds received for the six months ended June 30, 2026 respectively:

Unit Issuance Date	Common Units Issued	Amount
For the Six Months Ended June 30, 2026
February 18, 2026	3,654,035	$74,250
April 30, 2026	1,492,462	29,700
Total	5,146,497	$103,950

For the six months ended June 30, 2025, no Common Units were issued.

Tender Offer

On January 2, 2026, we commenced a tender offer (the “Offer”), which ended on January 31, 2026. In connection with the Offer, we repurchased $52,072 aggregate principal amount of Units and canceled undrawn capital commitments totaling $150,950. The following table further summarizes the Unit repurchases completed pursuant to the Offer for the six months ended June 30, 2026:

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

No Units were repurchased for the six months ended June 30, 2025.

Distributions

The following table summarizes our distributions declared and payable for the six months ended June 30, 2026 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 26, 2026	March 31, 2026	April 30, 2026	$0.48	$7,900
May 5, 2026	June 30, 2026	July 31, 2026	0.55	9,900
Total Distributions			$1.03	$17,800

The following table summarizes our distributions declared and payable for the six months ended June 30, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
May 8, 2025	June 30, 2025	July 29, 2025	0.47	5,920
Total Distributions			$0.91	$11,420

Preferred Units

For the three and six months ended June 30, 2026, we accrued and paid $47 and $93, respectively, of distributions, to holders of the Series A Preferred Units. For the three and six months ended June 30, 2025 we accrued and paid $46 and $92, respectively, of distributions, to holders of the Series A Preferred Units.

Debt

Our outstanding debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Facility	$600,000	$385,500	$214,500	$600,000	$285,500	$314,500

For further details, see Note 6 “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

On July 21, 2026, we delivered a capital drawdown notice to unitholders relating to the sale of approximately 1,501,517 Units for an aggregate offering price of $29.7 million. The sale closed on July 28, 2026.

On August 4, 2026, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per Common Unit, including net investment income (if positive) for the period July 1, 2026 through September 30, 2026, payable on or about October 30, 2026 to common unitholders of record as of September 30, 2026.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board based on the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of June 30, 2026, approximately 99.8% of our debt investments bore floating interest rates. Based on our Statements of Financial Condition as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments, assuming no changes in our investments and borrowing structure as of June 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$22,116	$(11,565)	$10,551
Up 200 basis points	$14,744	$(7,710)	$7,034
Up 100 basis points	$7,372	$(3,855)	$3,517
Up 25 basis points	$1,843	$(964)	$879
Down 25 basis points	$(1,843)	$964	$(879)
Down 100 basis points	$(7,372)	$3,855	$(3,517)
Down 200 basis points	$(14,744)	$7,710	$(7,034)
Down 300 basis points	$(21,423)	$11,565	$(9,858)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SL Investment Fund II LLC

Dated: August 12, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)