Form 10-Q
period 2026-09-30
SL Investment Fund II LLC
filed 2026-11-12
CIK 2028686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of the registrant’s common units, $0.001 par value outstanding at November 12, 2026 was 21,132,074.

SL Investment Fund II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

SL Investment Fund II LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $789,167 and $577,207)	$779,733	$578,470
Cash	31,074	22,834
Deferred financing costs	4,804	4,711
Interest and dividend receivable from non-controlled/non-affiliated investments	2,975	2,953
Receivable for investments sold/repaid	531	1
Other assets	41	5
Total assets	819,158	608,974

Liabilities
Debt	420,815	285,500
Payable for investments purchased	—	14
Payable to affiliates (Note 3)	—	155
Distribution payable	10,546	7,301
Management fees payable	238	187
Interest and financing costs payable	1,972	1,407
Accrued expenses and other liabilities	603	425
Total liabilities	434,174	294,989

Commitments and contingencies (Note 7)

Members' Capital
Series A Preferred Units (515 units issued and outstanding)	—	—
Paid-in capital in excess of par value of Series A Preferred Units	1,545	1,545
Common units, par value $0.001 per unit (19,615,220 and 15,534,867 units issued and outstanding)	20	16
Paid-in capital in excess of par value of Common Units	392,492	310,918
Total distributable earnings (loss)	(9,073)	1,506
Total Members’ Capital	384,984	313,985
Total liabilities and Members’ Capital	$819,158	$608,974
Members’ Capital per common unit	$19.55	$20.11

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,630	$10,200	$44,957	$27,076
Payment-in-kind income	486	76	1,079	216
Dividend income	25	—	56	—
Other income	338	212	1,184	531
Total investment income	17,479	10,488	47,276	27,823

Expenses:
Interest and other financing expenses	6,136	3,248	16,680	7,661
Management fees	238	168	654	480
Organization and offering costs	—	68	—	250
Professional fees	404	332	1,031	944
Directors’ fees	52	52	156	156
General and other expenses	98	83	232	228
Total expenses	6,928	3,951	18,753	9,719
Net investment income (loss) before taxes	10,551	6,537	28,523	18,104
Excise tax expense	—	—	—	2
Net investment income (loss) after taxes	10,551	6,537	28,523	18,102

Net realized and unrealized gain (loss):
Realized gain (loss):
Net realized gain (loss) from non-controlled/non-affiliated investments	3	8	28	8
Foreign currency and other transactions	(8)	—	(8)	—
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(4,022)	140	(10,671)	400
Translation of assets and liabilities in foreign currencies	1	(7)	(12)	6
Net realized and unrealized gain (loss)	(4,026)	141	(10,663)	414
Net increase (decrease) in Members’ Capital resulting from operations	6,525	6,678	17,860	18,516
Preferred Unit dividend	(46)	(47)	(139)	(139)
Net increase (decrease) in Members’ Capital resulting from operations attributable to holders of Common Units	$6,479	$6,631	$17,721	$18,377

Per unit information—basic and diluted
Earnings (loss) per common unit (basic and diluted)	$0.34	$0.53	$1.01	$1.46
Weighted average common units outstanding (basic and diluted):	19,174,557	12,626,963	17,460,339	12,605,771

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Members’ Capital at the beginning of period	$359,305	$255,326	$313,985	$255,000
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	10,551	6,537	28,523	18,102
Net realized gain (loss)	(5)	8	20	8
Net change in unrealized appreciation (depreciation)	(4,021)	133	(10,683)	406
Net increase (decrease) in Members’ Capital resulting from operations	6,525	6,678	17,860	18,516

Distributions to unitholders from:
Distributable earnings	(10,546)	(6,517)	(28,439)	(18,029)
Total distributions to unitholders	(10,546)	(6,517)	(28,439)	(18,029)

Capital transactions:
Issuance of Common Units	29,700	29,700	133,650	29,700
Repurchase of Common Units	—	—	(52,072)	—
Net increase (decrease) in Members' Capital resulting from capital transactions	29,700	29,700	81,578	29,700
Total increase (decrease) in Members' Capital	25,679	29,861	70,999	30,187
Members' Capital at end of period	$384,984	$285,187	$384,984	$285,187
Distribution per Common Unit	$0.54	$0.46	$1.57	$1.37

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations	$17,860	$18,516
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	10,671	(400)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	12	(6)
Net realized (gain) loss on investments	(28)	(8)
Net realized (gain) loss on foreign currency transactions	8	—
Net accretion of discount and amortization of premium on investments	(877)	(667)
Payment-in-kind interest and dividend capitalized	(1,025)	(202)
Amortization of deferred financing costs	728	404
Amortization of deferred offering costs	—	219
Purchases of investments and change in payable for investments purchased	(239,878)	(198,779)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	29,303	26,374
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(22)	(312)
(Increase) decrease in other assets	(36)	(6,167)
(Increase) decrease in deferred financing costs	(49)	—
(Decrease) increase in payable to affiliates	(155)	130
(Decrease) increase in management fee payable	51	9
(Decrease) increase in interest and financing costs payable	565	459
(Decrease) increase in accrued expenses and other liabilities	178	218
Net cash provided by (used in) operating activities	(182,694)	(160,212)

Cash flows from financing activities:
Borrowings on debt	204,342	198,000
Repayments on debt	(69,000)	(58,000)
Deferred financing costs paid	(780)	(273)
Proceeds from issuance of Common Units	133,650	29,700
Repurchases of Common Units	(52,072)	—
Distributions paid	(25,194)	(16,344)
Net cash provided by (used in) financing activities	190,946	153,083
Net increase (decrease) in cash	8,252	(7,129)
Effect of foreign exchange rate changes on cash	(12)	6
Cash, beginning of period	22,834	21,650
Cash, end of period	$31,074	$14,527

Supplemental information and non-cash activities:
Excise tax paid	$—	$2
Interest expense paid	$15,387	$6,798
Distribution payable	$10,546	$6,470
Accrued but unpaid deferred financing costs	$41	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.61%	11/12/2029	5,511	$5,441	$5,459	1.42%
Jonathan Acquisition Company	(5) (6) (13)	First Lien Debt	S +	4.50%	8.61%	11/12/2029	—	(6)	(6)	—
Jonathan Acquisition Company	(5) (6) (13)	First Lien Debt	S +	4.50%	8.61%	05/11/2029	—	(6)	(4)	—
Two Six Labs, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	13,296	13,219	13,243	3.44
Two Six Labs, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	—	(24)	(10)	—
								18,624	18,682	4.85
Automobiles
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	13,235	13,137	13,235	3.44
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(12)	—	—
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	5,277	5,249	5,197	1.35
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	4,534	4,507	4,466	1.16
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	—	(9)	(25)	(0.01)
								22,872	22,873	5.94
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	4,037	4,019	3,976	1.03
Computer Services, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	—	(4)	(28)	(0.01)
								4,015	3,948	1.03
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	6,665	6,611	6,548	1.70
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	842	826	792	0.21
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	506	500	492	0.13
								7,937	7,832	2.03

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Capital Markets
TS Imagine, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	10.32%	06/12/2031	6,508	6,416	6,411	1.67
TS Imagine, Inc.	(5) (7) (13)	First Lien Debt	S +	6.25%	10.32%	06/12/2031	—	(6)	(13)	—
TS Imagine, Inc.	(5) (7) (13)	First Lien Debt	S +	6.25%	10.32%	06/12/2031	—	(10)	(10)	—
								6,400	6,388	1.66
Commercial Services & Supplies
Astra Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	11/26/2032	1,538	1,523	1,523	0.40
Astra Service Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.65%	11/26/2032	—	(5)	(5)	—
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.73%	12/22/2032	7,678	7,570	7,562	1.96
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.07%	12/22/2032	310	295	294	0.08
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	3,468	3,442	3,468	0.90
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	720	714	720	0.19
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	—	(4)	—	—
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	2,918	2,907	2,918	0.76
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	1,128	1,122	1,128	0.29
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	—	(2)	—	—
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	7,193	7,142	7,193	1.87
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	645	641	645	0.17
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.82%	06/28/2030	—	(5)	—	—
Iris Buyer, LLC	(5) (9) (10)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	7,456	7,384	7,384	1.92
Iris Buyer, LLC	(5) (10) (13)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	—	—	—	—
Iris Buyer, LLC	(5) (10) (13)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	—	(4)	(4)	—
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	5,419	5,373	5,405	1.40
Railpros Parent, LLC	(5) (7)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	134	133	134	0.03
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	—	(5)	(2)	—
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	9,989	9,911	9,552	2.48
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	791	776	661	0.17
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(9)	(50)	(0.01)
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	5,773	5,745	5,739	1.49
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	5,954	5,929	5,918	1.54
								60,573	60,183	15.63
Construction & Engineering
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	1,793	1,793	1,775	0.46
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	3,861	3,835	3,822	0.99
LJ Avalon Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.50%	02/01/2029	—	(2)	(6)	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	9,848	9,811	9,775	2.54
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	3,227	3,206	3,203	0.83
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	—	(5)	(11)	—
								18,638	18,558	4.82
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	5,972	5,918	3,997	1.04
Any Hour, LLC	(5) (8)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	169	168	113	0.03
Any Hour, LLC	(5) (14)	Other Debt		13.00% PIK		05/23/2031	1,934	1,913	—	—
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	808	800	515	0.13
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.07%	10/24/2030	11,828	11,742	11,826	3.07
Apex Service Partners, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.07%	10/24/2030	4,590	4,555	4,584	1.19
Apex Service Partners, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.07%	10/24/2029	—	(5)	—	—
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	7,054	6,996	6,930	1.80
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(8)	(39)	(0.01)
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(6)	(13)	—
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	2,169	2,153	2,135	0.55
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	—	(1)	(3)	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.25%	8.98%	06/17/2031	7,652	7,600	7,151	1.86
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.25%	8.98%	06/17/2030	409	403	348	0.09
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	4,440	4,421	4,312	1.12
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	1,202	1,192	1,187	0.31
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	—	(7)	(22)	(0.01)
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.00%	07/30/2032	71	66	64	0.02
LHS Borrower, LLC (Leaf Home)	(5) (7) (9)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	5,688	5,615	5,447	1.41
LHS Borrower, LLC (Leaf Home)	(5) (7) (13)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	114	109	96	0.02
								53,624	48,628	12.63
Diversified Telecommunication Services
Orbcomm, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	12,174	12,059	12,052	3.13
Orbcomm, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	583	572	565	0.15
Orbcomm, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	139	120	119	0.03
Spectrotel MidCo II, LLC	(5) (9)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	10,171	10,044	10,044	2.61

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Spectrotel MidCo II, LLC	(5) (13)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	—	(8)	(8)	—
Spectrotel MidCo II, LLC	(5) (13)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	—	(24)	(24)	(0.01)
								22,763	22,748	5.91
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	5,027	5,006	5,027	1.31
Accel International Holdings, Inc.	(5) (8) (13)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	—	(4)	—	—
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	4,605	4,552	4,168	1.08
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	553	543	464	0.12
								10,097	9,659	2.51
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	5,706	5,658	5,664	1.47
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	1,119	1,102	1,100	0.29
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	—	(10)	(10)	—
Pamlico Avant Holdings, LP	(5) (7) (9)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	8,545	8,467	8,481	2.20
Pamlico Avant Holdings, LP	(5) (7) (13)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	—	(10)	(9)	—
								15,207	15,226	3.96
Financial Services
365 Retail Market, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	12,487	12,368	12,362	3.21
365 Retail Market, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(4)	(9)	—
365 Retail Market, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(14)	(15)	—
BCTO Bluebill Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	7,778	7,710	7,661	1.99
BCTO Bluebill Buyer, Inc.	(5) (7)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	972	964	958	0.25
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	1,795	1,795	1,795	0.47
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	630	625	630	0.16
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	74	73	74	0.02
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	3,644	3,644	3,644	0.95
GC Waves Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	3,498	3,470	3,498	0.91
GTCR ABC Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	4,492	4,450	4,447	1.16
GTCR ABC Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(9)	(19)	—
GTCR ABC Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(9)	(9)	—
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,397	1,386	1,383	0.36
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,294	1,278	1,269	0.33
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	—	(4)	(5)	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	3,701	3,663	3,655	0.95
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	—	(3)	(4)	—
Steward Partners Global Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.51%	08/15/2033	5,663	5,607	5,607	1.46
Steward Partners Global Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.51%	08/15/2033	—	(14)	(14)	—
Steward Partners Global Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.51%	08/15/2033	—	(11)	(11)	—
Trintech, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	6,581	6,520	6,449	1.68
Trintech, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(5)	(22)	(0.01)
Trintech, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(7)	(17)	—
								53,473	53,307	13.85
Food Products
Envero Midco 2, LLC	(5) (9)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	4,047	4,006	4,006	1.04
Envero Midco 2, LLC	(5) (9)	First Lien Debt	E +	4.75%	7.32%	09/01/2033	€1,157	1,328	1,301	0.34
Envero Midco 2, LLC	(5) (13)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	—	(9)	(9)	—
Envero Midco 2, LLC	(5) (13)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	—	(7)	(7)	—
								5,318	5,291	1.37
Ground Transportation
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	5,667	5,642	5,611	1.46
eShipping, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(5)	(21)	(0.01)
eShipping, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(5)	(11)	—
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	5,519	5,495	5,486	1.43
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	5,561	5,514	5,460	1.42
								16,641	16,525	4.29
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	11,071	10,966	10,961	2.85
CSHC Buyerco, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	960	944	936	0.24
CSHC Buyerco, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	—	(19)	(21)	(0.01)
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	1,065	1,060	1,059	0.28
PerkinElmer U.S., LLC	(5) (6) (13)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	348	344	339	0.09
								13,295	13,274	3.45
Health Care Providers & Services
Blue River PetCare, LLC	(5) (9)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	1,207	1,206	1,198	0.31
Blue River PetCare, LLC	(5) (13)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(6)	(23)	(0.01)
Blue River PetCare, LLC	(5) (13)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(2)	(4)	—

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Imagine 360, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	40	39	40	0.01
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	—	—	—	—
Merative, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	18,390	18,309	18,390	4.78
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(5)	—	—
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(8)	—	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.07%	06/03/2030	14,582	14,452	14,473	3.76
Pareto Health Intermediate Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	9.07%	06/01/2029	—	(10)	(9)	—
TA Polaris Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	12,973	12,915	12,564	3.26
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	1,676	1,660	1,505	0.39
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	—	(7)	(51)	(0.01)
								48,543	48,083	12.49
Industrial Conglomerates
Raptor Merger Sub Debt, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	416	392	394	0.10
Velotic Borrower, LP	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	10,823	10,721	10,741	2.79
Velotic Borrower, LP	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	—	(18)	(14)	—
								11,095	11,121	2.89
Insurance Services
Fetch, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	16,320	16,166	16,157	4.20
Fetch, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(22)	(48)	(0.01)
Fetch, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(27)	(29)	(0.01)
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	4,392	4,369	4,368	1.13
High Street Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	387	382	374	0.10
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	2,044	2,021	2,018	0.52
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	—	(2)	(2)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	17,470	17,470	17,470	4.54
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	4,431	4,417	4,331	1.13
								44,774	44,639	11.60
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	8,370	8,302	8,296	2.15
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	654	646	644	0.17
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.90%	12/30/2030	—	(7)	(9)	—
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	8,068	7,994	7,942	2.06
Cyber US Bidco, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(7)	(25)	(0.01)

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Cyber US Bidco, LLC	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(6)	(11)	—
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	1,080	1,071	1,078	0.28
GI DI Cornfield Acquisition, LLC	(5) (13)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	—	(9)	(5)	—
PPT Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	18,168	18,045	18,027	4.68
PPT Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(10)	(23)	(0.01)
PPT Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	224	211	205	0.05
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	10,096	9,979	10,096	2.62
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	491	469	491	0.13
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.57%	03/31/2031	—	(12)	—	—
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	11,171	11,082	10,529	2.73
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	2,564	2,544	2,417	0.63
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	705	694	623	0.16
UpStack, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	5,428	5,386	5,350	1.39
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	921	908	890	0.23
UpStack, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	—	(5)	(11)	—
								67,275	66,504	17.27
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	7,462	7,410	7,318	1.90
Model N, Inc.	(5) (7)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	773	767	758	0.20
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	—	(5)	(16)	—
								8,172	8,060	2.09
Media
Chrysler 3, Inc.	(5) (9)	First Lien Debt	S +	5.50%	9.57%	09/28/2033	7,970	7,870	7,870	2.04
Chrysler 3, Inc.	(5) (13)	First Lien Debt	S +	5.50%	9.57%	09/28/2033	—	(15)	(15)	—
Chrysler 3, Inc.	(5) (13)	First Lien Debt	S +	5.50%	9.57%	09/28/2033	—	(15)	(15)	—
								7,840	7,840	2.04
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	8,308	8,253	8,228	2.14
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	2,511	2,493	2,476	0.64
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	—	(5)	(7)	—
								10,741	10,697	2.78
Pharmaceuticals
Specialty Pharma III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	7,412	7,378	7,338	1.91

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Specialty Pharma III, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(4)	(10)	—
								7,374	7,328	1.90
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	11,815	11,756	11,685	3.04
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	2,035	2,016	1,976	0.51
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	—	(8)	(15)	—
Aprio Advisory Group, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	08/01/2031	603	568	603	0.16
Aprio Advisory Group, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	08/01/2031	—	(5)	—	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	3,209	3,185	3,104	0.81
Ascend Partner Services, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	6,058	6,011	5,861	1.52
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	—	(8)	(37)	(0.01)
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	2,832	2,810	2,811	0.73
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	651	642	640	0.17
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	302	297	297	0.08
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	9,152	9,119	9,129	2.37
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	—	(4)	(7)	—
Consertus, Inc.	(5) (6) (9)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	1,609	1,585	1,585	0.41
Consertus, Inc.	(5) (6) (13)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	1,465	1,411	1,411	0.37
Crowe Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	8,358	8,275	8,275	2.15
Crowe Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	—	(8)	(8)	—
Crowe Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.26%	08/09/2032	—	(8)	(8)	—
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	3,531	3,512	3,531	0.92
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	—	(2)	—	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	1,644	1,631	1,632	0.42
UHY Advisors, Inc.	(5) (7)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	1,230	1,218	1,220	0.32
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	—	1	—	—
Valkyrie Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.57%	05/06/2031	—	(16)	(16)	—
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	6,154	6,127	6,092	1.58
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	380	374	357	0.09
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	—	(7)	(15)	—
								60,472	60,103	15.61
Real Estate Management & Development
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	6,803	6,776	6,654	1.73
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(4)	(42)	(0.01)
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(4)	(26)	(0.01)
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	16,416	16,431	16,393	4.26
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	2,873	2,865	2,869	0.75
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	166	163	165	0.04

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vacation Rental Brands, LLC	(5) (9)	First Lien Debt	S +	5.00%	9.07%	05/06/2032	5,182	5,079	5,079	1.32
Vacation Rental Brands, LLC	(5) (13)	First Lien Debt	S +	5.00%	9.07%	05/06/2032	—	(51)	(51)	(0.01)
								31,255	31,041	8.06
Software
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	12,092	12,006	11,953	3.10
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	5,758	5,714	5,692	1.48
AuditBoard, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	—	(15)	(26)	(0.01)
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	5,996	5,950	5,921	1.54
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	9,044	8,942	8,814	2.29
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	—	(5)	(8)	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	2,774	2,791	2,774	0.72
Coupa Holdings, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	253	252	253	0.07
Coupa Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.07%	02/27/2029	129	130	129	0.03
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	10,323	10,345	10,056	2.61
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	8.42% PIK	12.18%	08/02/2030	1,826	1,829	1,778	0.46
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	781	784	742	0.19
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	14,737	14,706	14,737	3.83
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(3)	—	—
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(5)	—	—
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	7,279	7,253	7,279	1.89
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	713	709	713	0.19
Everbridge Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	—	(2)	—	—
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	51	51	51	0.01
Jawbreaker Parent, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	13,845	13,717	13,637	3.54
Jawbreaker Parent, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(8)	(27)	(0.01)
Jawbreaker Parent, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(16)	(27)	(0.01)
Montana Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	07/22/2029	8,767	8,767	8,767	2.28
Montana Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.65%	07/22/2028	—	—	—	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	14,047	13,906	13,887	3.61
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	690	673	670	0.17
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	14,842	14,740	14,842	3.86
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(17)	—	—
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(11)	—	—
Rivet Bidco Limited	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	3,955	3,918	3,915	1.02

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Rivet Bidco Limited	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(14)	(31)	(0.01)
Rivet Bidco Limited	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(8)	(8)	—
Runway Bidco, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	5,382	5,339	5,288	1.37
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(5)	(24)	(0.01)
Runway Bidco, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(5)	(12)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	9,674	9,587	9,347	2.43
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	514	501	460	0.12
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	6,586	6,527	6,470	1.68
Vanco Payment Solutions, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	—	(3)	(6)	—
								149,020	148,006	38.45
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	11,225	11,129	11,152	2.90
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	—	(5)	(4)	—
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	268	263	268	0.07
								11,387	11,416	2.97
Total Debt Investments - non-controlled/non-affiliated								$787,425	$777,960	202.08%

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Co-Invest, LP	(5) (11) (12)	Common Equity		01/17/2025	120,000	$114	$178	0.05%
Diversified Consumer Services
Leaf Home, LLC	(5) (11)	Preferred Equity	14.00% PIK	09/05/2025	250	281	335	0.09
Leaf Home, LLC	(5) (11) (12)	Warrants		09/05/2025	1	—	—	—
						281	335	0.09
Electrical Equipment
Sparkstone Electrical Group, LLC	(5) (11) (12)	Common Equity		10/15/2024	1,000	100	41	0.01
Financial Services
GTCR ABC Holdings, LLC	(5) (11) (12)	Common Equity		04/14/2026	749,251	—	—	—
GTCR ABC Holdings, LLC	(5) (11)	Preferred Equity	8.00% PIK	04/14/2026	749	777	749	0.19
						777	749	0.19
Professional Services
National CPMA, LLC (Consertus)	(5) (11) (12)	Common Equity		09/01/2026	31,126	470	470	0.12
Total Equity Investments - non-controlled/non-affiliated						$1,742	$1,773	0.46
Total Portfolio Investments						$789,167	$779,733	202.54%

(1)
Unless otherwise indicated, debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company was not an “affiliated person” of any of its portfolio companies.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR (“E”) or SOFR (“S”) or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026. As of September 30, 2026, the reference rates for our variable rate loans were the 1-month C at 2.31%, 3-month C at 2.43%, 1-month E at 2.50%, 3-month E at 2.62%, 1-month S at 3.91%, 3-month S at 4.08%, 6- month S at 4.27% SA at 3.73%, and the P at 7.00%.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("£"), or Canadian dollar ("CAD").
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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 5.66% of total assets as calculated in accordance with regulatory requirements.
(11)
These securities are exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of September 30, 2026, the aggregate fair value of these securities was $1,773 or 0.46% of the Company’s net assets. The initial acquisition dates have been included for such securities.

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

(12)
Non-income producing security.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, result from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2026:

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$905	$(9)
365 Retail Market, LLC	Revolver	05/06/2033	1,508	(15)
AWP Group Holdings, Inc.	Revolver	12/22/2032	734	(11)
Accel International Holdings, Inc.	Revolver	04/26/2032	865	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	3,412	(38)
Accordion Partners, LLC	Revolver	11/17/2031	1,390	(15)
Any Hour, LLC	Revolver	05/23/2030	77	(25)
Apex Service Partners, LLC	Revolver	10/24/2029	896	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	466	(4)
Apollo Acquisition, Inc.	Revolver	12/30/2030	1,014	(9)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	6,679	—
Aprio Advisory Group, LLC	Revolver	08/01/2031	633	—
Ascend Partner Services, LLC	Revolver	08/11/2031	1,122	(36)
Astra Service Partners, LLC	Delayed Draw Term Loan	08/14/2028	1,062	(5)
AuditBoard, Inc.	Revolver	07/14/2031	2,286	(26)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	6,762	(85)
Banyan Software Holdings, LLC	Revolver	01/02/2031	652	(8)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	3,118	(23)
Blue River PetCare, LLC	Revolver	08/01/2029	567	(4)
CCI Buyer, Inc.	Revolver	05/13/2032	662	(4)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2027	159	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	588	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	1,402	(14)
CSHC Buyerco, LLC	Revolver	04/29/2033	2,067	(21)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	801	(6)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	365	(3)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	1,142	—
Cerity Partners, LLC	Revolver	07/28/2031	86	—
Chrysler 3, Inc.	Delayed Draw Term Loan	10/02/2028	2,415	(15)
Chrysler 3, Inc.	Revolver	09/28/2033	1,208	(15)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	2,667	(7)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,863	(28)
Consertus, Inc.	Delayed Draw Term Loan	02/01/2027	2,252	(23)
Consertus, Inc.	Delayed Draw Term Loan	02/01/2028	2,174	(16)
Coupa Holdings, LLC	Revolver	02/27/2029	65	—
Crowe Advisory, LLC	Delayed Draw Term Loan	08/07/2028	1,672	(8)
Crowe Advisory, LLC	Revolver	08/09/2032	836	(8)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	1,594	(25)
Cyber US Bidco, LLC	Revolver	12/30/2032	700	(11)

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(39)
DA Blocker Corp.	Revolver	02/10/2032	735	(13)
Diligent Corporation	Revolver	08/02/2030	721	(19)
Drivecentric Holdings, LLC	Revolver	08/15/2031	1,765	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	187	(3)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	2,632	—
Emburse, Inc.	Revolver	05/28/2032	2,632	—
Envero Midco 2, LLC	Delayed Draw Term Loan	09/01/2028	1,860	(9)
Envero Midco 2, LLC	Revolver	09/01/2033	744	(7)
Essential Services Holding Corporation	Revolver	06/17/2030	521	(35)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	1,125	—
Everbridge Holdings, LLC	Revolver	07/02/2031	740	—
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	4,800	(48)
Fetch, Inc.	Revolver	03/31/2033	2,880	(29)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	529	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	500	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	6,270	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	02/14/2028	2,278	(5)
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	1,872	(19)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	936	(9)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,768	(22)
GarageCo Intermediate II, LLC	Revolver	07/30/2032	460	(6)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	872	—
High Street Buyer, Inc.	Delayed Draw Term Loan	07/19/2027	1,112	(9)
IG Investment Holdings, LLC	Revolver	09/22/2028	404	—
Imagine 360, LLC	Revolver	10/02/2028	4	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,914	(42)
Inhabitiq, Inc.	Revolver	01/12/2032	1,196	(26)
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	1,477	(10)
Inszone Mid, LLC	Revolver	11/30/2029	225	(2)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	174	—
Iris Buyer, LLC	Delayed Draw Term Loan	07/17/2028	57	—
Iris Buyer, LLC	Revolver	10/02/2030	449	(4)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	1,810	(27)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	1,810	(27)
Jonathan Acquisition Company	Delayed Draw Term Loan	10/15/2026	887	(6)
Jonathan Acquisition Company	Revolver	05/11/2029	491	(4)
LHS Borrower, LLC (Leaf Home)	Revolver	09/04/2031	326	(14)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	56	(1)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	633	(6)

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	275	(3)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	1,000	(10)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	507	(5)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	395	(1)
MRI Software, LLC	Revolver	02/10/2028	497	(1)
Merative, LP	Delayed Draw Term Loan	09/30/2027	2,118	—
Merative, LP	Revolver	09/30/2032	1,853	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	731	—
Model N, Inc.	Revolver	06/27/2031	828	(16)
Montana Buyer, Inc.	Revolver	07/22/2028	1,028	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	1,435	(11)
NDT Global Holding, Inc.	Revolver	06/04/2032	1,281	(10)
Nasuni Corporation	Revolver	09/10/2030	1,034	(12)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	4,375	—
Onit, Inc.	Revolver	01/27/2032	1,458	—
Orbcomm, Inc.	Delayed Draw Term Loan	04/27/2028	1,157	(12)
Orbcomm, Inc.	Revolver	04/27/2032	1,948	(19)
PMA Parent Holdings, LLC	Revolver	01/31/2031	300	(4)
PPT Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,943	(23)
PPT Purchaser, LLC	Revolver	12/23/2032	2,194	(17)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,162	(9)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	1,242	(9)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,587	(8)
Railpros Parent, LLC	Revolver	05/24/2032	632	(2)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	5,205	(21)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	3,050	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	1,181	—
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	3,122	(31)
Rivet Bidco Limited	Revolver	04/08/2032	833	(8)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(24)
Runway Bidco, LLC	Revolver	12/17/2031	679	(12)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	11,420	(68)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,093	(37)
Spark Buyer, LLC	Revolver	10/15/2031	384	(37)
Specialty Pharma III, Inc.	Revolver	12/23/2032	956	(10)
Spectrotel MidCo II, LLC	Delayed Draw Term Loan	10/02/2028	1,304	(8)
Spectrotel MidCo II, LLC	Revolver	09/30/2033	1,954	(24)
Steward Partners Global Advisory, LLC	Delayed Draw Term Loan	08/14/2028	2,832	(14)
Steward Partners Global Advisory, LLC	Revolver	08/15/2033	1,133	(11)
Superman Holdings, LLC	Revolver	08/29/2031	1,451	(11)

SL Investment Fund II LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	3,730	(117)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	1,622	(51)
TS Imagine, Inc.	Delayed Draw Term Loan	06/14/2027	814	(12)
TS Imagine, Inc.	Revolver	06/12/2031	678	(10)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	724	(42)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	2,292	(100)
Transit Technologies, LLC	Revolver	08/20/2030	1,364	(51)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	1,097	(22)
Trintech, Inc.	Revolver	01/28/2033	823	(16)
Two Six Labs, LLC	Revolver	08/20/2030	2,637	(11)
UHY Advisors, Inc.	Revolver	11/21/2031	21	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2027	954	(14)
UpStack, Inc.	Delayed Draw Term Loan	09/04/2028	469	(2)
UpStack, Inc.	Revolver	08/25/2031	750	(11)
Vacation Rental Brands, LLC	Delayed Draw Term Loan	09/04/2028	5,193	(52)
Valkyrie Buyer, LLC	Delayed Draw Term Loan	03/24/2028	3,198	(16)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,969	(34)
Vamos Bidco, Inc.	Revolver	01/30/2032	337	(6)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	351	(6)
Vehlo Purchaser, LLC	Revolver	05/24/2028	1,684	(25)
Velotic Borrower, LP	Revolver	03/02/2033	1,920	(14)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,230	(12)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	754	(7)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,928	(19)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,538	(15)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	2,149	(21)
eShipping, LLC	Revolver	12/23/2032	1,075	(11)
Total First Lien Debt Unfunded Commitments			$222,158	$(2,143)
Total Unfunded Commitments			$222,158	$(2,143)

(14) Investment was on non-accrual status as of September 30, 2026.

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

(1)
Unless otherwise indicated, debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated

SL Investment Fund II LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is not an “affiliated person” of any of its portfolio companies.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the 1-month C at 2.26%, 1-month E at 1.94%, 1-month S at 3.69%, 3-month S at 3.65%, 6- month S at 3.57%, SA at 3.72%, and the P at 6.75%.
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
(11)
These securities are exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities was $504 or 0.16% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Non-income producing security.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, result from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2025:

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

September 30, 2026

(In thousands, except units and per unit amounts)

(1) ORGANIZATION

SL Investment Fund II LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for U.S. federal income tax purposes, the Company has elected to be treated and comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2026, the Company’s wholly owned subsidiaries include: SLIF II Financing SPV LLC (“Financing SPV”), SLIF II CA SPV LLC (“CA SPV”), SLIF II Equity Holdings LLC (“Equity Holdings”), and SLIF II SPV LLC (“SLIF SPV”, and collectively with CA SPV, Financing SPV, and Equity Holdings LLC the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

As of September 30, 2026, the Company had certain investments in one portfolio company that were on non-accrual status. As of December 31, 2025, the Company had no investments on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2026 and December 31, 2025 was $1,913 and $0, respectively.

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

Deferred Financing Costs

The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of the revolving debt facility as deferred financing costs. These costs are deferred and amortized over the life of the related revolving credit facility using the straight-line method. Deferred financing costs related to the revolving credit facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition. The amortization of such deferred financing costs is presented on the Company’s Consolidated Statements of Operations as interest and other financing expenses.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2026, the Company accrued $— and $—, respectively, of federal excise taxes. For the three and nine months ended September 30, 2025, the Company accrued $— and $2, respectively, of federal excise taxes.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statement disclosures.

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

For the three and nine months ended September 30, 2026, $238 and $654, respectively, of Base Management Fees were accrued to the Investment Adviser. For the three and nine months ended September 30, 2025, $168 and $480, respectively, of Base Management Fees were accrued to the Investment Adviser. As of September 30, 2026 and December 31, 2025, $238 and $187, respectively, were payable to the Investment Adviser relating to Base Management Fees.

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

For the three and nine months ended September 30, 2026, $— and $—, respectively, of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations. For the three and nine months ended September 30, 2025, $— and $—, respectively, of expenses were incurred under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations. As of September 30, 2026 and December 31, 2025, $— and $155, respectively, were payable to affiliates.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$785,512	$777,960	99.8%	$574,949	$576,244	99.6%
Other Debt Investments	1,913	—	—	1,791	1,722	0.3
Equity	1,742	1,773	0.2	467	504	0.1
Total	$789,167	$779,733	100.0%	$577,207	$578,470	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Aerospace & Defense	2.4%	0.7%
Automobiles	2.9	4.0
Banks	0.5	0.7
Beverages	1.0	1.1
Building Products	—	1.4
Capital Markets	0.8	—
Commercial Services & Supplies	7.7	7.1
Construction & Engineering	2.4	2.8
Diversified Consumer Services	6.3	9.2
Diversified Telecommunication Services	2.9	—
Electrical Equipment	1.3	1.6
Electronic Equipment, Instruments & Components	2.0	3.4
Financial Services	6.9	3.6
Food Products	0.7	—
Ground Transportation	2.1	2.6
Health Care Equipment & Supplies	1.7	0.2
Health Care Providers & Services	6.2	5.4
Industrial Conglomerates	1.4	—
Insurance Services	5.7	4.6
IT Services	8.5	11.9
Life Sciences Tools & Services	1.0	1.3
Media	1.0	—
Multi-Utilities	1.4	1.7
Pharmaceuticals	0.9	1.3
Professional Services	7.8	7.9
Real Estate Management & Development	4.0	4.4
Software	19.0	21.1
Wireless Telecommunication Services	1.5	2.0
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value were as follows:

	September 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
United States	$774,262	$764,911	98.1%	198.7%	$568,282	$569,499	98.4%	181.4%
Canada	11,009	10,946	1.4	2.8	8,925	8,971	1.6	2.9
United Kingdom	3,896	3,876	0.5	1.0	-	-	-	-
Total	$789,167	$779,733	100.0%	202.5%	$577,207	$578,470	100.0%	184.3%

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$777,960	$777,960	$—	$—	$576,244	$576,244
Other Debt Investments	—	—	—	—	—	—	1,722	1,722
Equity	—	—	1,773	1,773	—	—	504	504
Total	$—	$—	$779,733	$779,733	$—	$—	$578,470	$578,470

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2026:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$726,054	$1,593	$1,311	$728,958
Purchases of investments(1)	67,310	—	470	67,780
Proceeds from principal repayments and sales of investments(2)	(13,756)	—	—	(13,756)
Accretion of discount/amortization of premium	317	—	—	317
Payment-in-kind	455	—	26	481
Net change in unrealized appreciation (depreciation)	(2,423)	(1,593)	(34)	(4,050)
Net realized gains (losses)	3	—	—	3
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$777,960	$—	$1,773	$779,733

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(2,421)	$(1,593)	$(34)	$(4,048)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2026:

	First Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$576,244	$1,722	$504	$578,470
Purchases of investments(1)	238,645	—	1,219	239,864
Proceeds from principal repayments and sales of investments(2)	(29,834)	—	—	(29,834)
Accretion of discount/amortization of premium	876	1	—	877
Payment-in-kind	847	121	57	1,025
Net change in unrealized appreciation (depreciation)	(8,846)	(1,844)	(7)	(10,697)
Net realized gains (losses)	28	—	—	28
Transfers into/(out) of Level 3(3)	—	—	—	—
Fair value, end of period	$777,960	$—	$1,773	$779,733

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(8,810)	$(1,844)	$(7)	$(10,661)

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
				Range (2)
Asset Category	Fair Value	Valuation Technique (1)	Unobservable Input	Low	High	Weighted Average (3)
Investments in first lien debt	$773,335	Yield Analysis	Discount Rate	8.81%	13.05%	9.90%
	4,625	Market Approach	Revenue Multiple			0.85x
Common equity	470	Yield Analysis	Discount Rate			10.56%
	219	Market Approach	EBITDA Multiple	13.30x	17.25x	16.52	x
Preferred equity	1,084	Market Approach	EBITDA Multiple	10.00x	13.30x	12.28x
Total investments	$779,733

(1)
During the nine months ended September 30, 2026, one debt position with a fair value of $4.6 million transitioned from a yield analysis approach to a market approach valuation technique.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		September 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
UBS Facility	3	$420,815	$420,815	$285,500	$285,500

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Facility	$750,000	$420,815	$329,185	$600,000	$285,500	$314,500

The summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average interest rate (1)	5.58%	6.47%	5.57%	6.47%
Weighted average effective interest rate (2)	5.82%	6.76%	5.84%	6.87%
Weighted average debt outstanding	$391,003	$178,924	$354,571	$135,112

(1)
Excludes facility unused commitment fees and amortization of deferred financing costs
(2)
Excludes unused commitment fees

UBS Facility

On October 10, 2024, Financing SPV entered into a Loan and Servicing Agreement, and entered into an Omnibus Amendment thereto on September 30, 2026, (as amended, restated or otherwise modified from time to time, the “UBS Facility”) with Financing SPV, as borrower, UBS AG Stamford Branch, as administrative agent, the Company, as equity holder and as servicer, the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral agent and collateral custodian. The maximum commitment amount under the UBS Facility was $750,000 as of September 30, 2026. Proceeds of the borrowings under the UBS Facility may be used, among other things, to fund portfolio investments and to make advances under delayed draw term loans and revolving loans where Financing SPV is a lender. As of September 30, 2026, the availability period of the UBS Facility reinvestment period ends on October 28, 2028 and the UBS Facility matures on October 28, 2030.

Financing SPV may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2026, borrowings under the UBS Facility bear interest at a rate per annum equal to the floating rate applicable to the currency of such borrowings (which, for U.S. dollar-denominated borrowings, is one-month term SOFR), plus an applicable margin of 1.95%. Financing SPV pays a commitment fee ranging from 0.50% to 1.50% per annum, depending on the percentage of unused commitments under the UBS Facility, and certain other fees as agreed between Financing SPV and UBS.

The UBS Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as customary events of default.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the UBS Facility.

For more information, see “Note 11 - Subsequent Events”

The summary information of the UBS Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$5,574	$2,957	$14,968	$6,632
Facility unused commitment fees	321	155	984	625
Amortization of deferred financing costs	241	136	728	404
Total	$6,136	$3,248	$16,680	$7,661

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had $222,158 and $191,425 respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

As of September 30, 2026 and December 31, 2025, the Company had $594,950 and $745,900, respectively, in total net capital commitments from common unitholders, of which $201,353 and $434,600, respectively, was unfunded.

(8) MEMBERS’ CAPITAL

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2026	December 31, 2025
Net distributable earnings (loss), beginning of period	$1,506	$1,694
Net investment income (loss) after taxes	28,523	25,476
Net realized gain (loss)	20	9
Net unrealized appreciation (depreciation)	(10,683)	(524)
Distributions declared	(28,439)	(25,376)
Tax reclassifications to equity of holders of Common Units	—	227
Net distributable earnings (loss), end of period	$(9,073)	$1,506

The following table summarizes the total Common Units issued and proceeds received for the nine months ended September 30, 2026:

Unit Issuance Date	Common Units Issued	Amount
For the Nine Months Ended September 30, 2026
February 18, 2026	3,654,035	$74,250
April 30, 2026	1,492,462	29,700
July 28, 2026	1,501,517	29,700
Total	6,648,014	$133,650

The following table summarizes the total Common Units Issued and proceeds received for the nine months ended September 30, 2025:

Unit Issuance Date	Common Units Issued	Amount
For the Nine Months Ended September 30, 2025
September 29, 2025	1,470,297	$29,700
Total	1,470,297	$29,700

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2026 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 26, 2026	March 31, 2026	April 30, 2026	$0.48	$7,900
May 5, 2026	June 30, 2026	July 31, 2026	0.55	9,900
August 4, 2026	September 30, 2026	October 30, 2026	0.54	10,500
Total Distributions			$1.57	$28,300

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

Preferred Units

For the three and nine months ended September 30, 2026, the Company accrued $46 and $139, respectively, of distributions, and paid $— and $93 to holders of the Series A Preferred Units. For the three and nine months ended September 30, 2025 the Company accrued $47 and $139, respectively, of distributions, and paid $— and $93 to holders of the Series A Preferred Units.

Tender Offer

On January 2, 2026, the Company commenced a tender offer (the “Offer”), which ended on January 31, 2026. In connection with the Offer, the Company repurchased $52,072 aggregate principal amount of Units and canceled undrawn capital commitments totaling $150,950. The following table further summarizes the Unit repurchases completed pursuant to the Offer for the nine months ended September 30, 2026:

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

No Units were repurchased for the nine months ended September 30, 2025.

(9) EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Common Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator - net increase/(decrease) in net assets resulting from operations attributable to holders of Common Units	$6,479	$6,631	$17,721	$18,377
Denominator - weighted average Common Units outstanding	19,174,557	12,626,963	17,460,339	12,605,771
Basic and diluted earnings (loss) per Common Unit	$0.34	$0.53	$1.01	$1.46

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for common unitholders (dollar amounts in thousands, except per unit amounts):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Unit Data:(1)
Members’ Capital, beginning of period	$20.11	$20.12
Net investment income (loss)	1.63	1.44
Net unrealized and realized gain (loss)(2)	(0.64)	(0.03)
Net increase (decrease) in Members’ Capital resulting from operations	0.99	1.41
Dividend declared	(1.57)	(1.37)
Issuance of Units	0.02	0.01
Total increase (decrease) in Members’ Capital	(0.56)	0.05
Members’ Capital, end of period	$19.55	$20.17
Common Units outstanding, end of period	19,615,220	14,065,297
Weighted average Common Units outstanding	17,460,339	12,605,771
Total return based on members’ capital (3)	5.02%	7.06%
Ratio/Supplemental Data:
Members' Capital attributable to the holders of Common Units, end of period	$383,439	$283,642
Ratio of total expenses to average members capital attributable to the holders of Common Units(4)	7.16%	5.03%
Ratio of net investment income to average members capital attributable to the holders of Common Units(4)	10.88%	9.46%
Ratio of total contributed capital to total committed capital, end of period(5)	66.16%	37.75%
Asset coverage ratio(6)	191.00%	254.00%
Portfolio turnover rate	4.29%	7.08%

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
(4)
Amounts are annualized except for incentive fees, organization and offering costs and other expenses for which expense support was provided, as applicable. The expense ratio and net investment income ratio do not reflect the effect of dividend payments to preferred unitholders.
(5)
Total contributed capital and total committed capital at the end of the period is calculated net of Units repurchased and canceled subscription prior to such date (if any).
(6)
Asset coverage is calculated in accordance with Section 18(h) of the Investment Company Act of 1940, as amended (the “1940 Act”), as the ratio that the value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness. Effective August 12, 2024, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to August 12, 2024, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.

(11) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On October 20, 2026, the Company delivered a capital drawdown notice to its unitholders relating to the sale of approximately 1,516,854 Units for an aggregate offering price of $29,700. The sale closed on October 27, 2026.

On November 3, 2026, the Board of Directors declared a distribution equal to an amount determined by the Company’s officers of up to 100% of the Company’s net investment income per Common Unit for the period October 1, 2026 through December 31, 2026, payable on or about January 29, 2027, to common unitholders of record as of the close of business on December 31, 2026.

On October 21, 2026, Financing SPV entered into a Fourth Amendment to the UBS Facility (the “Fourth Amendment”), which, among other things, increased the facility amount from $750,000 to $800,000. The reinvestment period end date and the maturity date of the UBS Facility were not changed by the Fourth Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)

In this Quarterly Report on Form 10-Q, or this “Report,” except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to SL Investment Fund II LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$785,512	$777,960	99.8%	$574,949	$576,244	99.6%
Other Debt Investments	1,913	—	—	1,791	1,722	0.3
Equity	1,742	1,773	0.2	467	504	0.1
Total	$789,167	$779,733	100.0%	$577,207	$578,470	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1) (2) unless otherwise noted:

	As of
	September 30, 2026	December 31, 2025
Number of portfolio companies	101	78
Number of portfolio industries	27	23
Number of new investment commitments in portfolio companies	26	41
Number of investment commitments exited or fully repaid	3	5
Percentage of performing debt bearing a floating rate, at fair value	100.0%	99.7%
Percentage of performing debt bearing a fixed rate, at fair value	0.0%	0.3%
Weighted average yield on debt and income producing investments, at cost(3)	9.1%	8.8%
Weighted average yield on debt and income producing investments, at fair value(3)	9.2%	8.8%
Weighted average yield on total portfolio, at cost(4)	9.1%	8.8%
Weighted average yield on total portfolio, at fair value(4)	9.2%	8.8%
Median 12-month EBITDA	$93.1	$90.4
Weighted average 12-month EBITDA	$148.8	$158.4
Weighted average net leverage through tranche(5)	5.6x	5.8x
Weighted average interest coverage(6)	2.1x	1.9x
Weighted average loan to value(7)	37.6%	38.4%
Percentage of debt investments with one or more financial covenants	36.1%	34.0%
Percentage of our debt investments that are sponsor backed	97.8%	97.1%
Percentage of loans and other debt in support of LBOs and acquisitions	52.5%	63.3%
Percentage of our debt portfolio subject to business cycle volatility	4.4%	3.9%
Average position size of our investment, at fair value (in millions)	$7.7	$7.4

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
New investments committed
Gross Principal Balance(1)	$91,536	$89,073
Net new investments committed	$91,536	$89,073
Investments, at cost
Investments, beginning of period	$734,344	$404,834
New investments purchased	67,780	66,300
Net accretion of discount on investments	317	393
Payment-in-kind	481	77
Net realized gain (loss) on investments	3	8
Investments sold or repaid	(13,758)	(19,760)
Investments, end of period	$789,167	$451,852
Amount of investments funded, at principal
First lien debt investments	$68,102	$66,663
Other debt investments	—	—
Equity(2)	470	242
Total	$68,572	$66,905
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(8,069)	$(21,893)
Total	$(8,069)	$(21,893)

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations, and the business trends and risk factors are generally favorable, which trends or factors may include the performance of the portfolio company or the likelihood of a potential exit.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2026		December 31, 2025
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Risk rating 1	$7,142	0.9%	$—	—%
Risk rating 2	767,966	98.5	578,470	100.0
Risk rating 3	4,625	0.6	—	—
Risk rating 4	—	—	—	—
Total	$779,733	100.0%	$578,470	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$787,254	99.8%	$577,207	100.0%
Non-accrual	1,913	0.2	—	—
Total	$789,167	100.0%	$577,207	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$17,479	$10,488	$47,276	$27,823
Less: Net expenses	6,928	3,951	18,753	9,719
Net investment income (loss) before taxes	10,551	6,537	28,523	18,104
Less: Excise tax expense	—	—	—	2
Net investment income (loss) after taxes	10,551	6,537	28,523	18,102
Net change in unrealized appreciation (depreciation)	(4,021)	133	(10,683)	406
Net realized gain (loss)	(5)	8	20	8
Net increase (decrease) in Members' Capital resulting from operations	6,525	6,678	17,860	18,516
Preferred unit dividend	(46)	(47)	(139)	(139)
Net increase (decrease) in Members' Capital resulting from operations attributable to holders of Common Units	$6,479	$6,631	$17,721	$18,377

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income	$16,630	$10,200	$44,957	$27,076
Payment-in-kind income	486	76	1,079	216
Dividend income	25	—	56	—
Other income	338	212	1,184	531
Total investment income	$17,479	$10,488	$47,276	$27,823

In the table above, total investment income increased to $17,479 and $47,276 for the three and nine months ended September 30, 2026, respectively, from $10,488 and $27,823 for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost is $789,167 and $451,852 as of September 30, 2026 and September 30, 2025, respectively. The weighted average yield at cost decreased to 9.1% as of September 30, 2026 from 9.2% as of September 30, 2025.

For the three months ended September 30, 2026 and 2025, 2.8% and 0.7%, respectively, of our total investment income was comprised of PIK interest. For the nine months ended September 30, 2026 and 2025, 2.3% and 0.8%, respectively, of our total investment income was comprised of PIK interest. Additionally, for the three and nine months ended September 30, 2026, we recorded $20 and $91, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $239 and $252, respectively, for the three and nine months ended September 30, 2025, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expenses:
Interest and other financing expenses	$6,136	$3,248	$16,680	$7,661
Management fees	238	168	654	480
Organization and offering costs	—	68	—	250
Professional fees	404	332	1,031	944
Directors’ fees	52	52	156	156
General and other expenses	98	83	232	228
Total expenses	$6,928	$3,951	$18,753	$9,719
Excise tax expense	$—	$—	$—	$2

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased to $6,136 and $16,680 for the three and nine months ended September 30, 2026, respectively, from $3,248 and $7,661 for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by our increased borrowings. Our weighted debt outstanding increased from $135,112 as of September 30, 2025 to $354,571 as of September 30, 2026.

Management Fees

Management fees were $238 and $654 for the three and nine months ended September 30, 2026 and $168 and $480 for the three and nine months ended September 30, 2025, respectively. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.

Professional Fees and Other Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services. General and administrative expenses include insurance, filing, research, subscriptions and other costs.

Organizational and Offering Costs

Organization and offering costs include expenses incurred in our initial formation and our offering of Units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$3	$8	$28	$8
Foreign currency and other transactions	(8)	—	(8)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(4,022)	140	(10,671)	400
Translation of assets and liabilities in foreign currencies	1	(7)	(12)	6
Net realized and unrealized gains (losses)	$(4,026)	$141	$(10,663)	$414

For the three and nine months ended September 30, 2026, net change in unrealized appreciation (depreciation) on our investments of $(4,022) and $(10,671) were primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Units, net borrowings from our credit facility, and through cash flows from operations, including investment sales and repayments as well as income earned from investments and cash equivalents. As of September 30, 2026, we had one revolving credit facility outstanding, as described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2026, we had approximately $31.1 million of cash, which taken together with our approximately $329.2 million of availability under the UBS Facility (subject to borrowing base availability), (as defined in “Note 6. Debt” in the notes to the accompanying consolidated financial statements), and our approximately $201.4 million of uncalled capital commitments to purchase units, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $222.2 million.

Equity

As of September 30, 2026, we had received net aggregate capital commitments of approximately $595.0 million.

The following table summarizes the total Common Units issued and proceeds received for the nine months ended September 30, 2026 respectively:

Unit Issuance Date	Common Units Issued	Amount
For the Nine Months Ended September 30, 2026
February 18, 2026	3,654,035	$74,250
April 30, 2026	1,492,462	29,700
July 28, 2026	1,501,517	29,700
Total	6,648,014	$133,650

The following table summarizes the total Common Units issued and proceeds received for the nine months ended September 30, 2025 respectively:

Unit Issuance Date	Common Units Issued	Amount
For the Nine Months Ended September 30, 2025
September 29, 2025	1,470,297	$29,700
Total	1,470,297	$29,700

Tender Offer

On January 2, 2026, we commenced a tender offer (the “Offer”), which ended on January 31, 2026. In connection with the Offer, we repurchased $52,072 aggregate principal amount of Units and canceled undrawn capital commitments totaling $150,950. The following table further summarizes the Unit repurchases completed pursuant to the Offer for the nine months ended September 30, 2026:

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

No Units were repurchased for the nine months ended September 30, 2025.

Distributions

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2026 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 26, 2026	March 31, 2026	April 30, 2026	$0.48	$7,900
May 5, 2026	June 30, 2026	July 31, 2026	0.55	9,900
August 4, 2026	September 30, 2026	October 30, 2026	0.54	10,500
Total Distributions			$1.57	$28,300

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2025 to the holders of Common Units:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 27, 2025	March 31, 2025	April 29, 2025	$0.44	$5,500
May 8, 2025	June 30, 2025	July 29, 2025	0.47	5,920
August 5, 2025	September 30, 2025	October 30, 2025	0.46	6,470
Total Distributions			$1.37	$17,890

Preferred Units

For the three and nine months ended September 30, 2026, we accrued $46 and $139, respectively, of distributions, and paid $— and $93 to holders of the Series A Preferred Units. For the three and nine months ended September 30, 2025, we accrued $47 and $139, respectively, of distributions, and paid $— and $93 to holders of the Series A Preferred Units.

Debt

Our outstanding debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
UBS Facility	$750,000	$420,815	$329,185	$600,000	$285,500	$314,500

For further details, see Note 6 “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

On October 20, 2026, we delivered a capital drawdown notice to unitholders relating to the sale of approximately 1,516,854 Units for an aggregate offering price of $29.7 million. The sale closed on October 27, 2026.

On November 3, 2026, our Board of Directors declared a distribution equal to an amount determined by our officers of up to 100% of our net investment income per Common Unit, for the period October 1, 2026 through December 31, 2026, payable on or about January 29, 2027 to common unitholders of record as of the close of business on December 31, 2026.

On October 21, 2026, Financing SPV entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan and Servicing Agreement, (as amended, restated or otherwise modified from time to time, the “UBS Facility”), which, among other things, increased the facility amount from $750,000 to $800,000. The reinvestment period end date and the maturity date of the UBS Facility were not changed by the Fourth Amendment.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Significant Accounting Policies.”

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

As of September 30, 2026, approximately 100.0% of our debt investments bore floating interest rates. Based on our Statements of Financial Condition as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments, assuming no changes in our investments and borrowing structure as of September 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$23,760	$(12,624)	$11,136
Up 200 basis points	$15,840	$(8,416)	$7,424
Up 100 basis points	$7,920	$(4,208)	$3,712
Up 25 basis points	$1,980	$(1,052)	$928
Down 25 basis points	$(1,980)	$1,052	$(928)
Down 100 basis points	$(7,920)	$4,208	$(3,712)
Down 200 basis points	$(15,840)	$8,416	$(7,424)
Down 300 basis points	$(23,695)	$12,624	$(11,071)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements” of this Form 10-Q.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1

Omnibus Amendment to Loan and Servicing Agreement, dated as of September 30, 2026, among SLIF II Financing SPV LLC, as borrower, SL Investment Fund II LLC, as equityholder and as servicer, UBS AG Stamford Branch, as administrative agent, each of the lenders party thereto, and State Street Bank and Trust Company, as collateral agent and as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2026).

10.2

Fourth Amendment to Loan and Servicing Agreement, dated as of October 21, 2026, among SLIF II Financing SPV LLC, as borrower, SL Investment Fund II LLC, as equityholder and as servicer, UBS AG Stamford Branch, as administrative agent, each of the lenders party thereto, and State Street Bank and Trust Company, as collateral agent and as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2026).

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

SL Investment Fund II LLC

Dated: November 12, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)